Form 10KSB
period 2006-12-31
BLACK NICKEL ACQUISITION CORP II
filed 2007-03-19
CIK 1329549

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51721
_____________________________________________

Black Nickel Acquisition Corp. II

(Exact name of registrant as specified in its charter)

_______________________________________________

Delaware	83-0432182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Colonial Center Parkway
Ste 260
Roswell, Georgia	30076
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(678) 353-2190

_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
______________________
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐.

The Company’s revenues for fiscal year end December 31, 2006 were $0.

As of March 15, 2007, there were 1,500,000 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Black Nickel Acquisition Corp. II (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 26, 2005 and maintains its principal executive offices at 300 Colonial Center Parkway, Suite 260, Roswell, Georgia 30076. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2006, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company had not entered into a letter of intent or any definitive agreement concerning any target business. The purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

The Company currently has no employees other than its two officers.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, HPC Capital Management Corp. (“HPC”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Paul T. Mannion, Jr. and Andrew Reckles, our officers and directors, are currently a Managing Director and Registered Person, respectively, of HPC. We cannot assure you that conflicts of interest among us, HPC and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors (the “Board” or the “Board of Directors”) may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

Control by Management.

Management currently owns approximately 67% of all the issued and outstanding capital stock of the Company. Consequently, management controls the operations of the Company and, acting together, will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the Board of Directors;

•	Removal of directors;

•	Amendment to the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 15, 2007, there were three holders of record of the Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On June 24, 2005, the Registrant sold an aggregate of 1,500,000 shares of Common Stock to three accredited investors (two of whom are officers and directors of the Registrant), for aggregate cash consideration of $50,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Index to Financial Statements

PAGE(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements
Balance Sheet	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders’ Equity	F-4
Statements of Cash Flows	F-5

Notes to Financial Statements	F-6- F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Black Nickel Acquisition Corp. II
A Development Stage Company

We have audited the accompanying balance sheet of Black Nickel Acquisition Corp. II (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and the period May 26, 2005 (inception) through December 31, 2005, and the cumulative period May 26, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Nickel Acquisition Corp. II (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, the period May 26, 2005 (inception) through December 31, 2005, and the cumulative period May 26, 2005 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
February 26, 2007

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Balance Sheet
December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$3,155

Total Assets	$3,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$1,450
Accrued expenses	4,000
Total current liabilities	5,450

Stockholders’ Equity (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- shares issued	--
Common stock, $.0001 par value; 75,000,000 shares Authorized, 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(52,295)
Total stockholders’ equity (Deficiency)	(2,295)

Total liabilities and Stockholders’ Deficiency	$3,155

See accompanying notes to financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Operations

	Year ended December 31, 2006	Period from May 26, 2005 (Inception) through December 31, 2005	Cumulative Period from May 26, 2005 (Inception) through December 31, 2006
Net Sales	$--	$--	$--

Cost of sales	--	--	--

Gross profit	--	--	--

Expenses:
General and
Administrative	34,462	17,833	52,295

Net (loss)	$(34,462)	$(17,833)	$(52,295)

Basic and Diluted
Loss per Share	$(.02)	$(.01)

Weighted Average Number of common
Shares Outstanding
	1,500,000	1,294,521

See accompanying notes to financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficiency)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the
					Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, May 26, 2005	--	$--	--	$--	$--	$--	$--

Issuance of common stock on June 24, 2005	--	--	1,500,000	150	49,850	--	50,000

Net loss	--	--	--	--	--	(17,833)	(17,833)

Balance, December 31, 2005	--	--	1,500,000	150	49,850	(17,833)	32,167

Net loss	--	--	--	--	--	(34,462)	(34,462)

Balance, December 31, 2006	--	$--	1,500,000	$150	$49,850	$(52,295)	$(2,295)

See accompanying notes to financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Cash Flows

			Cumulative
		Period From	Period From
		May 26, 2005	May 26, 2005
		(Inception)	(Inception)
	Year Ended	through	Through
	December 31,	December 31,	December 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss	$(34,462)	$(17,833)	$(52,295)
Adjustments to reconcile net loss to
Net cash used in operating activities
Accounts payable and accrued expenses	176	5,274	5,450

	(34,286)	(12,559)	(46,845)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	--	50,000	50,000

		50,000	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	(34,286)	37,441	3,155

Cash and Cash Equivalents, beginning	37,441	--	--

Cash and Cash Equivalents, ending	$3,155	$37,441	$3,155

See accompanying notes to financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Financial Statements

1.	Development Stage Enterprise and Basis of Presentation

Black Nickel Acquisition Corp. II, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target entity or business seeking the perceived advantages of being a publicly held corporation.

The Company’s operations are subject to certain risks and uncertainties, including, among others, an inability to locate an acceptable acquisition or merger target, the ability to continue to fund start up expenses, and the ability to obtain financing and capital on commercially reasonable terms. Any of these factors could impair the Company’s ability to acquire a potential target or expand its operations. As a result of the above and other factors, earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended December 31, 2006 of $52,295. In addition, the Company has deficiencies in stockholders' equity and working captial. The Company’s development activities since inception have been financially sustained through equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Summary of Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, continued

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

Fair Value of Financial Instruments Current assets and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity.

Cash and Cash Equivalents Cash and cash equivalents consist of bank deposits and highly liquid investments, when present, with a maturity of three months or less at the date of purchase. The Company’s cash and cash equivalents are on deposit at one financial institution.

Income Taxes The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS to have an effect on its financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, continued

In June 2006, The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have an effect on its financial statements.

3.	Income Taxes

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2006 or for any period from inception through December 31, 2006 as the Company has no taxable income or loss.

The Company has approximately $21,000 in gross deferred tax assets at December 31, 2006 resulting from deferred start-up costs, a change of approximately $14,000 during 2006. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 5%, and the effective tax rate of 0% is due to the capitalization of the Company's start-up costs for tax purposes.

4.	Related Party Transaction

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no changes to the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Position	Term

Paul T. Mannion, Jr.	43	President and Director	May 26, 2005 thru Present

Andrew Reckles	36	Secretary and Director	May 26, 2005 thru Present

Paul T. Mannion, Jr., President and Director. Paul T. Mannion, Jr. has served as the President and Director of the Company since May 26, 2005. Mr. Mannion has been a Managing Director with HPC Capital Management Corp., an investment banking firm with locations in Georgia and New York City since May of 2001. Since 2001, Mr. Mannion has served as a General Partner of PEF Advisors, LLC, an investment advisory firm based in Atlanta Georgia. Prior to his position at HPC Capital Management Corp., Mr. Mannion served as Managing Director of the Investment Banking Division at vFinance Capital (previously known as Union Atlantic Capital, L.C.), an investment banking firm located in Miami, Florida, from January 2000 through June 2001. Mr. Mannion also served as President of Union Atlantic Capital, L.C. between May 2000 and April 2001. From November 1995 to September 1999, Mr. Mannion was Senior Vice President of JW Genesis Securities, Inc, a NYSE member firm. Mr. Mannion held a Senior Vice President position with Josephthal & Co., Inc. (previously Josephthal, Lyon & Ross, Inc.), another NYSE member firm, for five years and was also associated with the following firms, First Atlanta Securities, LLC, Oppenheimer & Co. and Paine Webber, Inc. Mr. Mannion also serves as President and director of Black Nickel Acquisition Corp. III, which is also a blank check, publicly reporting and non-trading shell company. Mr. Mannion formerly served as President and director of Black Nickel Acquisition Corp. I from May 25, 2005 until October 24, 2006, at which time he resigned in connection with a merger transaction. Mr. Mannion received a degree with a double major in finance and accounting from the E. Claiborne Robins School of Business at the University of Richmond.

Andrew Reckles, Secretary and Director. Andrew Reckles has served as the Secretary and Director of the Company since May 26, 2005. Mr. Reckles has been a Registered Person at HPC Capital Management Corp., an investment banking firm with locations in Georgia and New York City since May of 2001. Since 2001, Mr. Reckles has served as a General Partner of PEF Advisors, LLC, an investment advisory firm based in Atlanta Georgia. Mr. Reckles served as Managing Director of the Investment Banking Division at vFinance Capital (previously known as Union Atlantic Capital, L.C.), an investment banking firm located in Miami, Florida, from January 2000 through June 2001. Mr. Reckles was Managing Director of Corporate Finance at First Atlanta Securities, LLC between August 1999 and December 1999. From November 1995 to August 1999, Mr. Reckles was a Senior Vice President for JW Genesis Securities, Inc. Mr. Reckles was also associated with Prudential Securities Incorporated and Josephthal. & Co., Inc. (previously Josephthal, Lyon & Ross, Inc.). Mr. Reckles also serves as Secretary and director of Black Nickel Acquisition Corp. III, which is also a blank check, publicly reporting and non-trading shell company. Mr. Reckles formerly served as Secretary and director of Black Nickel Acquisition Corp. I from May 25, 2005 until October 24, 2006, at which time he resigned in connection with a merger transaction. Mr. Reckles attended Arizona State University.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Paul T. Mannion, Jr.	1	1

Andy Reckles	1	1

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in all the above capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Position	Year	Other Compensation

Paul T. Mannion Jr., President	2006 2005	None None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2006 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 15, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Paul T. Mannion Jr. (1) 300 Colonial Center Parkway Suite 260 Roswell, Georgia 30076	500,000	33.3%

Andrew Reckles (2) 300 Colonial Center Parkway Suite 260 Roswell, Georgia 30076	500,000	33.3%

Robert Prag c/o The Del Mar Consulting Group, Inc. 12220 El Camino Real, Suite 400 San Diego, CA 92130	500,000	33.3%
All Directors and Officers as a Group (2 individuals)	1,000,000	67%

(1)	Mr. Mannion is the President and director of the Company.
(2)	Mr. Reckles is the Secretary and director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $5,000 for the fiscal year ended December 31, 2005 and $17,000 for the fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2006.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2005 and $1,000 for the fiscal year ended December 31, 2006.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2005 and December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. II

Date: March 15, 2007	By:/s/ Paul T. Mannion Jr.
Paul T. Mannion Jr President and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Andrew Reckles	Secretary and Director	March 15, 2007
Andrew Reckles