Form 10QSB
period 2007-03-31
BLACK NICKEL ACQUISITION CORP II
filed 2007-05-14
CIK 1329549

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

BLACK NICKEL ACQUISITION CORP. II

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet - March 31, 2007 (unaudited)	F-1

Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2007 and for the Cumulative Period from May 26, 2005 (inception) through March 31, 2007	F-2

Statement of Changes in Stockholders’ (Deficiency) for the Cumulative Period from May 26, 2005 (inception) through March 31, 2007 (unaudited)	F-3

Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2007 and for the Cumulative Period from May 26, 2005 (inception) through March 31, 2007	F-4

Notes to Interim Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits and Reports on Form 8-K	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
March 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$5,343
Prepaid expenses	5,625

$10,968

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
Current Liabilities
Accounts payable	$1,519
Note payable	16,000
Accrued expenses	6,614
24,133

Stockholders’ (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, -0- shares issued	—
Common stock, $.0001 par value; 75,000,000 shares
authorized, 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(63,165)
(13,165)

$10,968

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

			Cumulative
			Period from
			May 26, 2005
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2007	2007
Net sales	$—	$—	$—

Cost of sales	—	—	—

Gross profit	—	—	—

Expenses:
General and
Administrative	10,776	10,756	63,051

Loss before other expenses	(10,776)	(10,756)	(63,051)

Other Expenses:
Interest	—	114	114

Net (loss)	$(10,776)	$(10,870)	$(63,165)

Basic and Diluted
Loss per Share	$(.01)	$(.01)

Weighted Average Number of common
Shares Outstanding	1,500,000	1,500,000

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 26, 2005	—	$—	—	$—	$—	$—	$—

Issuance of common stock
on June 24, 2005	—	—	1,500,000	150	49,850	—	50,000
Net loss	—	—	—	—	—	(17,833)	(17,833)

Balance, December 31, 2005	—	—	1,500,000	150	49,850	(17,833)	32,167

Net loss	—	—	—	—	—	(34,462)	(34,462)

Balance, December 31, 2006	—	—	1,500,000	150	49,850	(52,295)	(2,295)

Net loss (unaudited)	—	—	—	—	—	(10,870)	(10,870)

Balance, March 31, 2007
(Unaudited)	—	$—	1,500,000	$150	$49,850	$(63,165)	$(13,165)

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007	Cumulative Period From May 26, 2005 (Inception) through March 31, 2007
Cash Flows from Operating Activities
Net (loss)	$(10,776)	$(10,870)	$(63,165)
Adjustments to reconcile net(loss) to
net cash used in operating activities
Prepaid expenses	(8,333)	(5,625)	(5,625)
Accounts payable and accrued expenses	1,335	2,683	8,133

	(17,774)	(13,812)	(60,657)

Cash Flows from Financing Activities
Proceeds from note payable	—	16,000	16,000
Proceeds from issuance of common stock	—	—	50,000

	—	16,000	66,000

Net Increase (Decrease) in Cash and Cash Equivalents	(17,774)	2,188	5,343

Cash and Cash Equivalents, beginning	37,441	3,155	—

Cash and Cash Equivalents, ending	$19,667	$5,343	$5,343

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Interim Unaudited Financial Statements

1.	Development Stage Enterprise

Black Nickel Acquisition Corp. II, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and maintains its principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended March 31, 2007 of $63,165. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid-in capital from its existing stockholders and, ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 and for the cumulative period from May 26, 2005 (inception) through March 31, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

Fair Value of Financial Instruments Current assets and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

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

The Company has approximately $25,000 in gross deferred tax assets at March 31, 2007 resulting from deferred start-up costs which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

4.	Note Payable

As of March 5, 2007, the Company entered into a loan agreement in the amount of $16,000 with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. The balance of the loan and any unpaid accrued interest is due in full upon the earlier of a merger or September 5, 2007. At March 31, 2007, the balance outstanding under this note payable is $16,000 plus accrued interest of $114.

5.	Related Party Transactions

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

6.	Subsequent Event

As of April 27, 2007, the Company entered into a loan agreement in the amount of $8,000 with a stockholder of the Company. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. The balance of the loan and any unpaid accrued interest is due in full upon the earlier of a merger or October 27, 2007.

7.	Recent Accounting Pronouncements

During 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

Also during 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 does not have a material effect on the accompanying interim financial statements.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Black Nickel Acquisition Corp. II (the “Company”) incurred a net loss of $10,776 for the three months ended March 31, 2007. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources. As of March 31, 2007, the Company had assets equal to $10,986, consisting exclusively of cash and cash equivalents and prepaid expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Evaluation of disclosure controls and procedures.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

1

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.

As of March 5, 2007, the Company entered into a loan agreement in the amount of $16,000 with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. The balance of the loan and any unpaid accrued interest is due in full upon the earlier of a merger or September 5, 2007.

As of April 27, 2007, the Company entered into a loan agreement in the amount of $8,000 with a stockholder of the Company. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. The balance of the loan and any unpaid accrued interest is due in full upon the earlier of a merger or October 27, 2007.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. II

Date: May 11, 2007	By:	/s/ Paul T. Mannion, Jr.
Name: Paul T. Mannion, Jr.
Title: President

3