Form 10QSB
period 2007-06-30
BLACK NICKEL ACQUISITION CORP II
filed 2007-08-14
CIK 1329549

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51721

BLACK NICKEL ACQUISITION CORP. II
(Exact name of small business issuer as specified in its charter)

Delaware	83-0432182
(State or other jurisdiction of incorporation or	(I.R.S. employer
organization)	identification number)

300 Colonial Center Parkway
Suite 260
Roswell, Georgia	30076
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,515,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

BLACK NICKEL ACQUISITION CORP. II

- INDEX -

PART I- FINANCIAL INFORMATION:
		Page

Item 1.	Financial Statements:

	Balance Sheet - June 30, 2007 (unaudited)	F-1

	Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and 2007 and for the Cumulative Period from May 26, 2005 (inception) through June 30, 2007	F-2

	Statement of Changes in Stockholders’ Equity (Deficiency) for the Cumulative Period from May 26, 2005 (inception) through June 30, 2007 (unaudited)	F-3

	Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2007 and for the Cumulative Period from May 26, 2005 (inception) through June 30, 2007	F-4

	Notes to Interim Unaudited Financial Statements	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3.	Defaults Upon Senior Securities	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 5.	Other Information	2

Item 6.	Exhibits and Reports on Form 8-K	2

Signatures		3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
June 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$6,343
Prepaid expenses	3,750

$10,093

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$4,869
Note payable	24,000
Accrued expenses	655
29,524

Stockholders’ Equity (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, -0- shares issued	--
Common stock, $.0001 par value; 75,000,000 shares
authorized, 1,515,000 shares issued and outstanding	152
Additional paid-in capital	51,348
Deficit accumulated during the development stage	(70,931)
Total stockholders’ equity (deficiency)	(19,431)

$10,093

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					Cumulative
					Period from
					May 26, 2005
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007	2007
Net sales	$--	$--	$--	$--	$--

Cost of sales	--	--	--	--	--

Gross profit	--	--	--	--	--

Expenses:
General and
Administrative	14,333	7,225	25,109	17,981	70,276

Loss before other expenses	(14,333)	(7,225)	(25,109)	(17,981)	(70,276)

Other Expenses:
Interest	--	541	--	655	655

Net (loss)	$(14,333)	$(7,766)	$(25,109)	$(18,636)	$(70,931)

Basic and Diluted
Loss per Share	$(.01)	$(.01)	$(.02)	$(.01)

Weighted Average Number of common Shares
Outstanding	1,500,000	1,507,582	1,500,000	1,503,812

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficiency)

						Deficit Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, May 26, 2005	--	$--	--	$--	$--	$--	$--

Issuance of common stock on June 24, 2005	--	--	1,500,000	150	49,850	--	50,000
Net loss	--	--	--	--	--	(17,833)	(17,833)

Balance, December 31, 2005	--	--	1,500,000	150	49,850	(17,833)	32,167

Net loss	--	--	--	--	--	(34,462)	(34,462)

Balance, December 31, 2006	--	--	1,500,000	150	49,850	(52,295)	(2,295)

Sale of common stock for cash	--	--	15,000	2	1,498	--	1,500
Net loss (unaudited)	--	--	--	--	--	(18,636)	(18,636)

Balance, June 30, 2007 (Unaudited)	--	$--	1,515,000	$152	$51,348	$(70,931)	$(19,431)

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			Cumulative Period From May 26, 2005
	Six Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2006	2007	2007

Cash Flows from Operating Activities
Net loss	$(25,109)	$(18,636)	$(70,931)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	(4,166)	(3,750)	(3,750)
Accounts payable and accrued expenses	(108)	74	5,524

Cash Used in Operations	(29,383)	(22,312)	(69,157)

Cash Flows from Financing Activities
Proceeds from note payable	--	24,000	24,000
Proceeds from issuance of common stock	--	1,500	51,500

Cash Provided by Financing Activities	--	25,500	75,500

Net Increase (Decrease) in Cash and Cash Equivalents	(29,383)	3,188	6,343

Cash and cash Equivalents, beginning	37,441	3,155	--

Cash and Cash Equivalents, ending	$8,058	$6,343	$6,343

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Interim Unaudited Financial Statements

1.	Development Stage Enterprise

Black Nickel Acquisition Corp. II, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was initially formed as a vehicle to pursue a business combination; however, the management of the company has elected to use this vehicle for the purposes of creating a Business Development Company or BDC.  We anticipate the requisite filings for the BDC election and initial Private Placement of securities to take place within 30 days.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended June 30, 2007 of $70,931. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 and for the cumulative period from May 26, 2005 (inception) through June 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

The Company has approximately $28,000 in gross deferred tax assets at June 30, 2007 resulting from deferred start-up costs which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

4.	Note Payable

During 2007, the Company entered into loan agreements aggregating $24,000 with a stockholder and an entity owned by certain stockholders of the Company. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. $16,000 of the loan and any unpaid accrued interest is due in full upon the earlier of a merger or September 5, 2007 and the remaining amount is due upon the earlier of a merger or October 27, 2007. At June 30, 2007, the balance outstanding under this note payable is $24,000 plus accrued interest of $655.

5.	Related Party Transactions

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

6.     Equity Securities:

The Company’s common stock stockholders shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine.

In May 2007, the Company issued 15,000 shares of its common stock to an accredited investor for $1,500.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Interim Unaudited Financial Statements

7.    Recent Accounting Pronouncements

During 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 157 (“FAS 157”), “Fair Value Measurements,” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Black Nickel Acquisition Corp. II (“we”, “our”, “us” or the “Company”) incurred a net loss of $7,766 for the three months ended June 30, 2007 and $70,931 for the cumulative period from May 26, 2005 (inception) through June 30, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company has not realized any revenues from operations since inception. While the Company was initially formed as a vehicle to pursue a business combination, the management of the Company has elected to use this vehicle for the purposes of creating a Business Development Company or BDC.  We anticipate making the requisite filings for the BDC election and initial Private Placement of securities within 30 days.

Liquidity and Capital Resources. As of June 30, 2007, the Company had assets equal to $10,093, consisting exclusively of cash and cash equivalents and prepaid expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2007, the Company sold 15,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) to an accredited investor for an aggregate purchase price equal to $1,500. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As of the date hereof, the Company has 1,515,000 shares of Common Stock issued and outstanding.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	BLACK NICKEL ACQUISITION CORP. II By: /s/ Paul T. Mannion, Jr. Name: Paul T. Mannion, Jr. Title: President

3