Form 10QSB
period 2007-09-30
BLACK NICKEL ACQUISITION CORP II
filed 2007-11-19
CIK 1329549

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-51721

Black Nickel Acquisition Corp. II
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

83-0432182
(I.R.S. Employer Identification Number)

300 Colonial Center Parkway, Suite 260, Roswell, Georgia 30076
(Address of Principal Offices)

(678) 353-2190
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,544,117 shares of common stock, par value $.0001 per share, outstanding as of November 19, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BLACK NICKEL ACQUISITION CORP. II

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Statements of Operations for the Three and Nine Months Ended September 30,
2007 and 2006 and for the Cumulative Period from May 26, 2005 (Inception)
through September 30, 2007 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity (Deficiency) for the Cumulative
Period from May 26, 2005 (Inception) to September 30, 2007 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and
2006 and for the Cumulative Period from May 26, 2005 (Inception) to
September 30, 2007 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	1

Item 3. Controls and Procedures	2

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
September 30, 2007

ASSETS
Current Assets
Cash	$66,674
Prepaid expenses	1,875

$68,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$4,512
Notes payable - related parties	71,000
Accrued expenses - related parties	9,982
85,494

Stockholders’ Equity (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, no shares issued	—
Common stock, $.0001 par value; 75,000,000 shares
authorized, 2,915,000 shares issued and outstanding	292
Additional paid-in capital	98,808
Deficit accumulated during the development stage	(116,045)
Total stockholders’ equity (deficiency)	(16,945)

$68,549

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Cumulative Period from May 26, 2005 (Inception) through September 30, 2007
Net sales	$—	$—	$—	$—	$—

Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

Expenses:
General and
Administrative	3,903	44,487	29,012	62,468	114,763

Loss before other expenses	(3,903)	(44,487)	(29,012)	(62,468)	(114,763)

Other Expenses:
Interest	—	627	—	1,282	1,282

Net (loss)	$(3,903)	$(45,114)	$(29,012)	$(63,750)	$(116,045)

Basic and Diluted
Loss per Share	$—	$(.03)	$(.02)	$(.04)

Basic and Diluted
Weighted average number of
common shares outstanding	1,500,000	1,566,087	1,500,000	1,526,777

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 26, 2005	—	$—	—	$—	$—	$—	$—

Issuance of common stock
on June 24, 2005	—	—	1,500,000	150	49,850	—	50,000
Net loss	—	—	—	—	—	(17,833)	(17,833)

Balance, December 31, 2005	—	—	1,500,000	150	49,850	(17,833)	32,167

Net loss	—	—	—	—	—	(34,462)	(34,462)

Balance, December 31, 2006	—	—	1,500,000	150	49,850	(52,295)	(2,295)

Sale of common stock for cash (unaudited)	—	—	1,415,000	142	48,958	—	49,100
Net loss (unaudited)	—	—	—	—	—	(63,750)	(63,750)

Balance, September 30, 2007
(Unaudited)	—	$—	2,915,000	$292	$98,808	$(116,045)	$(16,945)

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Cumulative Period From May 26, 2005 (Inception) through September 30, 2007
Cash Flows from Operating Activities
Net loss	$(29,012)	$(63,750)	$(116,045)
Adjustments to reconcile net loss to
net cash used in operating activities
Compensatory element of stock issuances	—	38,100	38,100
Prepaid expenses	—	(1,875)	(1,875)
Accounts payable and accrued expenses	(1,239)	344	5,794

Cash Used in Operations	(30,251)	(27,181)	(74,026)

Cash Flows from Financing Activities
Proceeds from note payable	—	71,000	71,000
Proceeds from sales of common stock	—	19,700	69,700

Cash Provided by Financing Activities	—	90,700	140,700

Net Increase (Decrease) in Cash	(30,251)	63,519	66,674

Cash, beginning	37,441	3,155	—

Cash, ending	$7,190	$66,674	$66,674

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended September 30, 2007 of $116,045. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 and for the cumulative period from May 26, 2005 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

The Company has approximately $31,000 in gross deferred tax assets at September 30, 2007 resulting from deferred start-up costs which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

4.	Notes Payable

During 2007, the Company entered into two loan agreements, consisting of a $16,000 loan from an entity owned by certain stockholders of the Company and an $8,000 loan from one of the stockholders. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. On September 5, 2007, the $16,000 loan and the related accrued interest was due. The $8,000 loan and the related accrued interest is due on October 27, 2007. As of November 12, 2007, these loans remain unpaid.

Also during 2007, the Company entered into additional loan agreements totaling $47,000 with two stockholders of the Company. Amounts outstanding under these loans accrued interest at the rate of 8.25% per year computed on actual days outstanding in a 360 day year. These loans are due on the earlier of September 28, 2008 or on the completion of a security offering with gross proceeds exceeding $2,000,000.

5.	Related Party Transactions

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

In September 2007, the Company sold an aggregate of 1,100,000 shares of its common stock to three officers and directors of the Company for an aggregate of $8,000.  The fair value of the securities sold, based upon concurrent sales of common stock to unaffiliated accredited investors, was $37,400 and accordingly, $29,400 was charged to operations as compensation in the current period with a corresponding increase to additional paid in capital.  In October 2007, a founding stockholder purchased 300,000 shares of the Company’s common stock for $1,500.  The fair value of the securities based upon a concurrent sale to an unaffiliated investor was $10,200.  The difference between the fair value of the securities sold and the cash received, of $8,900, was charged to operations in the current period and is reflected in the accompanying financial statements in accrued expenses.

Black Nickel Acquisition Corp. II
(A Development Stage Enterprise)
Notes to Interim Unaudited Financial Statements

6.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

7.	Stockholders’ Equity

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

During 2007, the Company issued 1,415,000 shares of its common stock to accredited investors for $19,700.

8.	Subsequent Events

During October 2007, the Company issued an additional 629,117 shares of its common stock for cash of $11,712 to accredited investors. It also entered into an additional loan agreement for $23,500 with a stockholder of the Company under the same terms as the $47,000 of notes payable on September 28, 2008 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this Interim Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Black Nickel Acquisition Corp. II (“we”, “our”, “us” or the “Company”), including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Since its inception in May 2005, the Company has been engaged in organizational efforts in pursuit of its objectives as a vehicle for a business combination. The Company incurred a net loss of $(45,114) for the three months ended September 30, 2007 and $(116,045) for the cumulative period from May 26, 2005 (inception) through September 30, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $68,549, consisting exclusively of cash and prepaid expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2007, the Company sold 500,000 shares of Common Stock to Edward J. Wegel, the Company’s current Chief Executive Officer, for an aggregate purchase price equal to $5,000. On September 28, 2007, the Company sold 300,000 shares of Common Stock to a new investor for an aggregate purchase price equal to $10,200. On September 28, 2007, the Company sold 300,000 shares of Common Stock to each of Paul T. Mannion, Jr., the Company’s President and director, and Andrew Reckles, the Company’s Secretary and director, and on October 12, 2007, the Company sold 300,000 shares of Common Stock to Robert Prag, for aggregate proceeds equal to $4,500. On October 5, 2007, the Company sold 300,000 shares of Common Stock to another investor for an aggregate purchase price equal to $10,200. On October 15, 2007, the Company sold 29,117 shares of Common Stock to a current stockholder for a purchase price equal to $11.65. The Company sold the aggregate of 2,029,117 shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Exchange Act of 1933, as amended (the “Securities Act”). As of the date hereof, the Company has 3,544,117 shares of Common Stock issued and outstanding.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On March 5, 2007, the Company entered into a loan agreement (the “March Loan Agreement”) in the amount of $16,000 with an entity owned by certain stockholders of the Company (the “March Loan”).  On April 27, 2005, the Company entered into a loan agreement (the “April Loan Agreement” and together with the March Loan Agreement, the “Loan Agreements”) in the amount of $8,000 with a principal stockholder of the Company (the “April Loan” and together with the March Loan, the “Loans”).  Any amounts outstanding under the Loans accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year.  The balance of the Loans and any unpaid accrued interest is due in full upon the earlier of (i) the closing of a reverse merger, share exchange or similar business combination, (ii) September 5, 2007, with respect to the March Loan Agreement, or October 27, 2007,with respect to the April Loan Agreement, or (iii) an event of default.  As of November 12, 2007, the Loans were unpaid.  Under the terms of the Loan Agreements, the Company’s default in payment of principal amounts of the Loans when due is deemed an “Event of Default.”  Immediately upon the occurrence of an Event of Default, at the lender’s option, the entire principal amount and all other amounts payable shall become due and payable.  Accordingly, the lenders may demand payment of the aggregate $24,000 due to them by the Company at any time.  There is no assurance that the Company will have the capital resources to satisfy these obligations.

On September 28, 2007, Paul T. Mannion, Jr., the President and director of the Company, and Andrew Reckles, the Secretary and director of the Company, each loaned the Company $23,500, and on October 12, 2007, Robert Prag loaned the Company $23,500. The Company received aggregate proceeds equal to $70,500 from these loans. The Company issued promissory notes (each a “Note” and together, the “Notes”) to Messrs Mannion, Reckles and Prag, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the first anniversary of the date of the Note or (ii) the date that the Company (or a wholly owned subsidiary of the Company) completes an offering of securities for gross proceeds exceeding two million dollars ($2,000,000).

Under the Notes, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the Note when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the Note, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings. In the event that an Event of Default has occurred, Mr. Mannion, Mr. Reckles, Mr. Prag or any other holder of the Note may, by notice to the Company, declare the entire Note to be immediately due and payable. In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, then the entire Note shall automatically become due and payable without any notice or other action by Mr. Mannion, Mr. Reckles and Mr. Prag. Commencing five days after the occurrence of any Event of Default, the interest rate on the Notes shall accrue at the rate of 18% per annum.

Copies of the Notes are attached hereto as Exhibits 4.1, 4.2 and 4.3.

On October 9, 2007, the Company’s Board of Directors appointed Edward J. Wegel as its Chief Executive Officer.

Edward J. Wegel. Mr. Wegel currently serves as the Chairman and Chief Executive Officer, prior to which he served as the Chief Restructuring Officer, of Travelogix, Inc., an internet travel company based in Atlanta, Georgia and has served in such capacities since June 2006. Prior to that, from October 2005 until May 2006, he served as Managing Partner of Aviation Capital Partners, an aerospace and aviation consulting firm that he had previously worked at from October 2000 to December 2003. From March 2005 to October 2005, Mr. Wegel served as the President and Chief Executive Officer of SunTrips, Inc., a travel company. From December 2003 to February 2005, he served as SVP-Corporate Development for Mesa Air Group, leading the acquisition of Midway Airlines. Mr. Wegel graduated from the United States Military Academy, West Point in 1980 and received his Masters in Business Administration in Finance from the University of Northern Colorado in 1982.

There are no family relationships among Mr. Wegel and the Company’s current directors and executive officers.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of Mr. Wegel during the past five years.

On October 15, 2007, the Company offered certain registration rights to Messrs Mannion, Reckles and Prag, pursuant to the terms and conditions contained in that certain registration rights agreement, a copy of which is attached hereto as Exhibit 10.1 (the “Registration Rights Agreement”). A description of the Registration Rights Agreement is contained in our Current Report on Form 8-K filed with the SEC on October 19, 2007.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

*3.2	By-Laws.

**4.1	Promissory Note issued by Black Nickel Acquisition Corp. II to Paul T. Mannion, Jr., dated September 28, 2007.

**4.2	Promissory Note issued by Black Nickel Acquisition Corp. II to Andrew Reckles, dated September 28, 2007.

**4.3	Promissory Note issued by Black Nickel Acquisition Corp. II to Robert Prag, dated October 12, 2007, 2007.

**10.1	Registration Rights Agreement, by and among Black Nickel Acquisition Corp. II, Paul T. Mannion, Jr., Andrew Reckles and Robert Prag, dated October 15, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10- QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 19, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. II

Date: November 19, 2007	By:	/s/ Paul T. Mannion, Jr.
Name: Paul T. Mannion, Jr. Title: President