Form 10KSB
period 2007-12-31
Liberator BDC Inc.
filed 2008-03-28
CIK 1329549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER 000-51721
                 _____________________________________________

                               LIBERATOR BDC INC.

                  (FORMERLY BLACK NICKEL ACQUISITION CORP. II)

             (Exact name of registrant as specified in its charter)

                _______________________________________________


                 Delaware                              83-0432182
----------------------------------------        --------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


              1 Dock Street
               Suite 525
          Stamford, Connecticut                           06902
----------------------------------------        --------------------------
 (Address of principal executive offices)              (zip code)


              Registrant's telephone number, including area code:
                                 (203) 509-3330

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether  the  registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements  for  the  past  90  days.  Yes
[X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B ({section}229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

The Company's revenues for fiscal year end December 31, 2007 were $0.

As of March 28, 2008, there were 3,544,117 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE



Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ]  No [X]

                               Table of Contents


Part I
ITEM 1. Description of Business.............................................1
ITEM 2. Description of Property............................................14
ITEM 3. Legal Proceedings..................................................14
ITEM 4. Submission of Matters to a Vote of Security Holders................14
Part II
ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer
        Purchases of Equity Securities.....................................14
ITEM 6. Management's Discussion and Analysis or Plan of Operation..........15
ITEM 7. Financial Statements...............................................F-1
ITEM 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................16
Part III
ITEM 9.  Directors and Executive Officers of the Registrant................17
ITEM 10. Executive Compensation............................................21
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................21
ITEM 12. Certain Relationships and Related Transactions, and Director
         Independence......................................................22
ITEM 13. Exhibits..........................................................23
ITEM 14. Principal Accountant Fees and Services............................24

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Liberator BDC, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

      Liberator BDC, Inc. ("we", "us", "our", the "Company" or the "Registrant") is a domestic closed-end investment company that elected, pursuant to the filing of a Form N-54A on January 7, 2008 with the U.S. Securities and Exchange Commission (the "SEC"), to be regulated as a business development company ("BDC"). As defined under the Investment Company Act of 1940, as amended (the "1940 Act"), a BDC is a domestic closed-end investment company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which it invests.

      As a BDC, Registrant's investment objective is to seek attractive returns by generating current income from its debt investments and capital appreciation from its equity-related investments. Registrant will operate as a specialty finance company that provides customized financing to lower and middle market companies within the defense, aerospace and homeland defense industries, as well as technology or biotechnology companies that are producing technologies that have a market within any of these industries, located throughout the United States and, in some cases, abroad. Registrant will seek out companies that
create  or  employ  novel   technologies   or   possess   other  competitive  or
technological advantages. Although Registrant generally intends to focus on lower middle market companies, which it defines as those having revenues between $10 and $100 million, it may also invest in companies which are in a pre-revenue stage, or companies that have revenues greater than $100 million or less than $10 million. Registrant intends to invest primarily in senior subordinated debt securities of a company secured by first- or second-lien security interests on its assets, coupled with equity interests. Registrant anticipates its investments in portfolio companies will normally range from $250,000 to $2,000,000. In certain situations, Registrant may provide larger financing commitments, either individually or in partnership with other finance providers, and in certain situations, Registrant may provide small financing commitments.

      Registrant has elected to focus its efforts primarily in the aerospace and defense industries, which Liberator expects to be two of the largest and fastest growing sectors of the U.S. economy. These two industry sectors are interrelated, with companies selling to both government and commercial users for both defense and commercial aviation related uses. Some large private equity funds have generated excellent investor returns through the acquisition of large defense and aerospace companies, including airlines, larger armored vehicle and artillery manufacturers, aircraft manufacturers, aircraft leasing companies, and major avionics and airframe system manufacturers. Liberator will focus on the companies which supply these larger companies with sub-assemblies of aircraft and weapons systems, or provide logistics support and other services. These companies are generally too small in terms of revenue or acquisition size to gain the attention of the larger equity funds, but need access to the types of investments that Liberator can make - senior and mezzanine debt and minority equity stakes - to allow them to grow and gain market share, bring new technologies to the market, add capacity to their networks and systems and become an attractive buyout candidate or add-on acquisition for larger aerospace and defense companies. Liberator's focus will be a 24-36 month exit from its portfolio companies. Registrant will leverage the unique and high level contacts of its Directors and the Executive Officer to identify companies in need of debt and equity capital to execute their business plans.

      As a BDC, Liberator will offer managerial assistance to certain of its portfolio companies. This assistance will typically involve, among other things, monitoring the operations of the portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. In addition, Liberator can identify and recruit high-quality board members and management to its portfolio companies as part of the investment process. Based on the Directors' and the Executive Officer's combined experience, the Company believes it can offer this assistance effectively. Liberator may offer its managerial assistance in exchange for a fee rather than making an initial investment in certain companies. This fee may include securities of the company employing the expertise and business relationships of the Executive Officer and the Board.

      The Registrant was incorporated in the State of Delaware on May 26, 2005 and maintains its principal executive offices at 1 Dock Street, Suite 525, Stamford, Connecticut, 06902. Formerly known as Black Nickel Acquisition Corp. II, the Company filed a registration statement on Form 10-SB with the SEC on January 12, 2006. Black Nickel was initially organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Consequently, Black Nickel was a "blank check" company. The SEC defines blank check companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."

      On November 28, 2007, Black Nickel purchased 100 shares of common stock, par value $.0001 per share of Liberator BDC Inc. ("Liberator") for a purchase price equal to $1.00. As a result, Liberator became a wholly-owned subsidiary of Black Nickel. On November 29, 2007, the Board of Directors of Black Nickel approved and authorized the filing of a Certificate of Ownership with the State of Delaware, pursuant to which Liberator merged with and into Black Nickel, with Black Nickel as the surviving corporation of the merger (the "Merger"). In connection with the Merger, Black Nickel adopted Liberator's corporate name as its own. Black Nickel filed the Certificate of Ownership with the State of Delaware on December 4, 2007. Effective on that date, Black Nickel's name was changed to Liberator BDC Inc.

      Registrant has been and remains a "shell company." A shell company, as defined in Rule 12b-2 under the Exchange Act, is a company with no or nominal assets (other than cash) and no or nominal operations. Registrant has been and remains engaged in organizational efforts and obtaining initial financing.

COMPETITION

      After completing our organizational efforts and obtaining initial financing, we will compete for investments with a number of BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do and likely will. We believe we will compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer. We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates that are comparable to or lower than the rates we will offer. Therefore, we may not seek to compete primarily on the interest rates we offer to potential portfolio companies. Our competitors also do not always require equity components in their investments.

EMPLOYEES

      On December 4, 2007, Mr. Paul T. Mannion, Jr. and Mr. Andrew Reckles voluntarily resigned from their positions as President and Secretary, respectively. These resignations did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

      Edward J. Wegel is currently our only employee and serves as Chief Executive Officer and Chief Compliance Officer.

RISK FACTORS

      An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

     This  report  on  Form  10-KSB  contains  forward-looking   statements  and
     ---------------------------------------------------------------------------
     information relating to us, our industry and to other businesses.
     -----------------------------------------------------------------

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

RISKS RELATING TO THE COMPANY'S BUSINESS AND STRUCTURE

     The Company's  financial condition and results of operations will depend on
     ---------------------------------------------------------------------------
     its ability to raise, manage, and deploy capital effectively.
     -------------------------------------------------------------

      The Company's ability to achieve its investment objective will depend on its ability to raise, manage, and deploy capital effectively, which will depend, in turn, on the executive officer's ability to identify, evaluate and monitor, and the Company's ability to finance and invest in, companies that meet its investment criteria.

      Accomplishing this result on a cost-effective basis will be largely a function of the executive officer's handling of the investment process, his ability to provide competent, attentive and efficient services, and on access to investments offering acceptable terms. In addition to monitoring the performance of the Company's investments, the executive officer of the Company may also be called upon to provide managerial assistance to the Company's portfolio companies. These demands on the executive officer's time may distract him or slow the rate of investment.

      Even if the Company is able to begin operations, grow and build upon its investment operations in a manner commensurate with the capital available to it, any failure to manage the Company's growth effectively could have a material adverse effect on its business, financial condition, results of operations and prospects. The results of the Company's operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if the board of directors (the "Board") and the executive officer cannot successfully operate the Company's business or implement the Company's investment policies and strategies, it could negatively impact the Company's ability to pay dividends (if any) and cause investors to lose all or part of their investment.

      There may be uncertainty as to the value of the Company's investments.
      ----------------------------------------------------------------------

      Under the 1940 Act, the Company will be required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Board. Typically there is not a public market for the securities of the privately-held companies in which the Company will invest. As a result, the Company will value these securities quarterly at fair value as determined in good faith by the Board based on input from the executive officer and, potentially, a third-party independent valuation firm.

      The Board may, but is not required to, utilize the services of an independent valuation firm to assist in determining the fair value of any securities. Certain factors that may be considered in fair value pricing the Company's investments include the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Board's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Board's fair value determination may cause the Company's net asset value on a given date to materially understate or overstate the value that it may ultimately realize upon one or more of its investments. As a result, investors purchasing the shares based on an overstated net asset value would pay a higher price than the value of the Company's investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of the Company's investments will receive a lower price for their shares than the value its investment portfolio might warrant.

      The Company will operate in a highly competitive market for investment
      ----------------------------------------------------------------------
      opportunities.
      --------------

      The Company will compete for investments with other BDCs and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, some of the Company's competitors may have higher risk tolerances or different risk assessments. These characteristics could allow the Company's competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than it. The Company may lose investment opportunities if it does not match its competitors' pricing, terms and structure. If the Company is forced to match its competitors' pricing, terms and structure, the Company may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of the Company's competitors in our target market and industries could force the Company to accept less attractive investment terms.

      Furthermore, many of the Company's competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on the Company as a BDC.

      The Company cannot assure investors that the competitive pressures its faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company cannot assure investors that it will continue to be able to identify and make investments that are consistent with its investment objective.

       Reliance on management.
       -----------------------

      All decisions regarding the management and affairs of the Company will be made exclusively by the executive officer subject to the approval of the Board. There is no assurance that the executive officer or Board members will be effective in executing the Company's investment objectives.

       The  Company is  dependent  upon  certain  key  personnel  for its future
       -------------------------------------------------------------------------
       success.
       --------

      The Company depends on the Board and the executive officer for the identification, final selection, structuring, closing and monitoring of the Company's investments. These executives have critical industry experience and relationships that the Company relies upon to implement its business plan. If the Company lost the services of these individuals, it may not be able to operate its business as expected, and the Company's ability to compete could be harmed, causing its operating results to suffer.

      Additionally, future increases in available capital for investment may require that the Company hire new investment and/or administrative personnel. The Company believes its future success will depend, in part, on the executive officer's ability to identify, attract and retain sufficient numbers of highly skilled employees. If the executive officer does not succeed in identifying, attracting and retaining these personnel, the Company may not be able to operate its business as expected.

     The Company's  business  model depends to a significant  extent upon strong
     ---------------------------------------------------------------------------
     referral  relationships,  and its  inability  to maintain or develop  these
     ---------------------------------------------------------------------------
     relationships,  as well as the failure of these  relationships  to generate
     ---------------------------------------------------------------------------
     investment  opportunities,  could adversely affect the Company's  business.
     ---------------------------------------------------------------------------

      The Company expects that members of its Board and the executive officer will maintain their relationships with industry contacts, financial institutions, private equity and other non-bank investors, investment bankers, attorneys, accountants and consultants, and will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Board or the executive officer fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the Company's Board and executive officer have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

      The Company has no operating  history as, and the executive officer has no
      --------------------------------------------------------------------------
      experience  operating,  a BDC,  which may  impair a  potential  investor's
      --------------------------------------------------------------------------
      ability to assess the Company's prospects.
      ------------------------------------------

      Liberator (formerly Black Nickel Acquisition Corp. II) was formed in 2005 as a vehicle to pursue a business combination. On January 7, 2008, the Company elected to be regulated as a BDC. The Company has not operated as, and the executive officer has no experience operating, a BDC under the 1940 Act. As a result, the Company has no operating results under the BDC regulatory framework that can demonstrate either its effect on the Company's business or the executive officers' ability to manage the Company's investments under this framework. If the Board or the executive officer fails to operate the Company so as to maintain its status as a BDC, the Company's operating flexibility will be significantly reduced.

      Because the Company may borrow  money,  the  potential for gain or loss on
      --------------------------------------------------------------------------
      amounts  invested in Liberator  may be magnified and may increase the risk
      --------------------------------------------------------------------------
      of any investment in the Company's securities.
      ----------------------------------------------

      Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. The Company may borrow from banks and other lenders in the future, to the extent permitted by applicable law and regulation. If the value of the Company's assets increases, then leveraging would cause the net asset value attributable to its common stock to increase more sharply than it would have had it not leveraged. Conversely, if the value of the Company's assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had it not leveraged. Similarly, any increase in the Company's income in excess of interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in the Company's income would cause net income to decline more sharply than it would have had it not borrowed. Such a decline could negatively affect the Company's ability to make common stock dividend payments, if the Company elects to make such payments in the future. Leverage is generally considered a speculative investment technique.

      The  Company  may  experience   fluctuations  in  its  quarterly  results.
      --------------------------------------------------------------------------

      The Company could experience fluctuations in our quarterly operating results due to a number of factors, including its ability or inability to make investments in portfolio companies that meet its investment criteria, the interest rate payable on the debt securities it acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and target industries and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

      The  Company  does  not   currently   intend  to  pay  dividends  or  make
      --------------------------------------------------------------------------
      distributions.
      --------------

      The  Company  does   not   initially  intend  to  pay  dividends  or  make
distributions with respect to shares, but intends to reinvest substantially all of its income and gain.

      Lack of liquidity.
      ------------------

      There is no public or other market for the Company's shares. As a result, the Company's shares would not be suitable for an investor who needs liquidity. In the future, the Company anticipates that its shares will trade on the over-the-counter bulletin board or become listed on the Pink Sheets, but there can be no assurance that such trading or listing will occur. In the event that a market for the Company's shares is available in the future, that market may be very limited, and the Company can give no assurances that an active market will ever develop. The lack of an active trading market could adversely affect shareholders' ability to sell the Company's shares, make it more difficult for shareholders to find buyers for the Company's shares and have a negative affect on the price shareholders could receive pursuant to a sale.

      If a market were to develop, shares of closed-end investment companies, including BDCs, often trade at a discount from net asset value per share. The Company cannot predict whether shares would trade at, above or below Net Asset Value per share.

      The Company is currently subject to an entity level tax as a corporation.
      -------------------------------------------------------------------------

      The corporation is currently subject to entity-level taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the "Code"). Any tax paid by the Company will reduce amounts that are available for investment and reinvestment in portfolio companies, lessening returns to investors.

      The Company may elect to be taxed as a RIC in the future.
      ---------------------------------------------------------

      In the future, the Company may elect to be taxed as a regulated investment company ("RIC") under Subchapter M of the Code. RIC status would allow the Company to avoid being subject to the normal entity-level tax applied to corporations if the Company meets certain distribution, income source and asset diversification requirements. However, following its conversion to RIC status, the Company may be required to pay corporate-level income tax on any built-in gain in its assets at the time of the conversion. Although RIC status would permit the Company to avoid entity-level taxation, attempts to meet the requirements of RIC status could significantly affect the operation of the Company. There is no guarantee that the Company will ever be able to qualify as a RIC.

      The Company's  ability to enter into transactions with its affiliates will
      --------------------------------------------------------------------------
      be restricted.
      --------------

      Except in those instances where we have received prior exemptive relief from the SEC, the Company will be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its independent directors. Any person that owns, directly or indirectly, 5% or more of the Company's outstanding voting securities will be an affiliate for purposes of the 1940 Act and the Company will generally be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the independent directors. The 1940 Act also prohibits "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the independent directors. If a person acquires more than 25% of the Company's voting securities, the Company will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit the Company from making certain attractive investments that it might otherwise make absent such restrictions.

      Proceeds  from any  offering and from  investments  may be used to pay off
      --------------------------------------------------------------------------
      loans of significant shareholders.
      ----------------------------------

      Prior to this offering, Messrs. Andrew S. Reckles, Paul T. Mannion, Jr., Robert Prag, all significant shareholders of the Company, each loaned $23,500 to the Company. The Company received aggregate proceeds equal to $70,500 from these loans. The Company issued promissory notes (each a "Note" and together, the "Notes") to Messrs. Reckles, Mannion, and Prag, pursuant to which the principal amounts will accrue interest at an annual rate of 8.25%, and the principal and all accrued interest will be due and payable on or before the earlier of (i) the first anniversary of the date of the Note or (ii) the date that the Company (or a wholly owned subsidiary of the Company) completes an offering of securities for gross proceeds exceeding two million dollars ($2,000,000). Based upon these terms, the proceeds from any offering or the proceeds from Company investments may be used to pay off these Notes.

      The Board may change  the  Company's  operating  policies  and  strategies
      --------------------------------------------------------------------------
      without prior notice or stockholder approval,  the effects of which may be
      --------------------------------------------------------------------------
      adverse.
      --------

      The Board has the authority to modify or waive our current operating policies and strategies without prior notice and without shareholder approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of the Company's shares. However, the effects might be adverse, which could negatively affect the Company's value of the shares and cause investors to lose all or part of their investments.

      Changes in laws or  regulations  governing  the Company's  operations  may
      --------------------------------------------------------------------------
      adversely  affect its  business or cause the Company to alter its business
      --------------------------------------------------------------------------
      strategy.
      ---------

      The Company and its portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments the Company is permitted to make, any of which could harm the Company and its shareholders, potentially with retroactive effect.

      Additionally, any changes to the laws and regulations governing the Company's operations relating to permitted investments may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities. Such changes could result in material differences to the strategies and plans of the Company and may result in the Company's investment focus shifting from the areas of expertise of the executive officer and the Board to other types of investments in which the executive officer and the Board may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

      Efforts to comply with the  Sarbanes-Oxley  Act will  involve  significant
      --------------------------------------------------------------------------
      expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely
      --------------------------------------------------------------------------
      affect us.
      ----------

      As a reporting company under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), the Company will be subject to the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC. Under current SEC rules, the Company's directors will be required to report on the Company's internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. The Company will be required to review on an annual basis its internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in its internal controls over financial reporting. As a result, the Company expects to incur significant additional expenses in the near term, which may negatively impact the Company's financial performance and its ability to make distributions in the future, should it choose to do so. This process also will result in a diversion of the directors' and the executive officer's time and attention. The Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on the Company's operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that the Company will successfully identify and resolve all issues required to be disclosed or that its quarterly reviews will not identify additional material weaknesses. In the event that the Company is unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, it may be adversely affected.

      Limitations  on  the  directors'  liability  and  indemnification  of  the
      --------------------------------------------------------------------------
      directors and the executive officer.
      ------------------------------------

      The Company's Articles of Incorporation provide that the directors and the executive officer will have limited liability to the Company and will be entitled to indemnification under certain circumstances. Neither the directors nor the executive officer, nor any of the Company's employees or agents will be indemnified, however, for conduct constituting willful misfeasance, bad faith, gross negligence or reckless disregard of such person's duties to the Company.

RISKS RELATED TO THE COMPANY'S INVESTMENTS

      The Company's  investments  in portfolio  companies  may be risky,  and it
      --------------------------------------------------------------------------
      could lose all or part of its investment.
      -----------------------------------------

      Investing  in  lower   middle   market  companies  involves  a  number  of
significant risks. Among other things, these companies:

      o may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment;

      o may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentration relative to larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

      o are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Company;

      o generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

      o generally have less publicly available information about their businesses, operations and financial condition. If the executive officer is unable to uncover all material information about these companies, the officers may not make a fully informed investment decision, and may lose all or part of the Company's investment.

      In addition, in the course of providing significant managerial assistance to certain of the Company's portfolio companies, certain of the Company's directors or the executive officer may serve as directors on the boards of such companies. To the extent that litigation arises out of the Company's investments in these companies, such persons may be named as defendants in such litigation, which could result in an expenditure of funds (through the Company's indemnification of such officers and directors) and the diversion of management time and resources.

      The lack of liquidity in the Company's  investments  may adversely  affect
      --------------------------------------------------------------------------
      its business.
      -------------

      The Company will invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for the Company to sell these investments when desired. In addition, if the Company is required to liquidate all or a portion of our portfolio quickly, it may realize significantly less than the value at which it had previously recorded these investments. As a result, the Company does not expect to achieve liquidity in its investments in the near-term. The Company's investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of the Company's investments may make it difficult for it to dispose of them at a favorable price, and, as a result, the Company may suffer losses.

      The Company's portfolio will not be diversified.
      ------------------------------------------------

      At any given time, and particularly in the early stages of the Company's operation, the Company's holdings will likely be concentrated in a small number of portfolio companies. In addition, the Company's holdings will likely be concentrated in a small number of industry sectors. As a result, a decrease in the value of one position would have a significant negative effect upon the Company's returns and the value of shares. Also, because the Company focuses on a small segment of lower middle market companies, the Company's portfolio holdings may be highly correlated. Therefore, the portfolio companies are more likely to be simultaneously and similarly affected by market conditions, which could cause a significant loss to the Company in the event of a downturn.

      The Company may not have the funds to make  additional  investments in its
      --------------------------------------------------------------------------
      portfolio companies.
      --------------------

      The Company may not have the funds to make additional investments in its portfolio companies. After the Company's initial investment in a portfolio company, it may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment through the exercise of a warrant to purchase common stock. There is no assurance that the Company will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on the Company's part to make such an investment may have a negative affect on a portfolio company in need of such an investment, may result in a missed opportunity for the Company to increase its participation in a successful operation or may reduce the expected yield on the investment.

      The Company's  portfolio companies may incur debt that ranks equally with,
      --------------------------------------------------------------------------
      or senior to, the Company's investment.
      ---------------------------------------

      The Company will invest primarily in senior subordinated debt as well as equity issued by lower middle market companies. The Company's portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Company invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with debt instruments in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

      Risks Associated with Bankruptcy Cases.
      ---------------------------------------

      The Company's investment and lending activities, particularly involving companies in distressed situations, may result in it becoming involved as a creditor in bankruptcy cases. In addition, the Company may purchase securities or assets of, or claims against, companies in bankruptcy.

      Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company.

      Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company. The process is subject to unpredictable and lengthy delays, and during the process the company's competitive position may erode, key management may depart and the company may not be able to reorganize and may be required to liquidate assets.

      The debt of companies in financial reorganization will in most cases not pay current interest, may not accrue interest during the reorganization and may be adversely affected by an erosion of the issuer's fundamental values. Such investments can result in a total loss of principal.

      Bankruptcy by a portfolio company is likely to cause a total loss of the Company's investment or result in the Company receiving back only a fraction of the principal invested.

      There may be circumstances  where the Company's debt investments  could be
      --------------------------------------------------------------------------
      subordinated  to claims of other creditors or the Company could be subject
      --------------------------------------------------------------------------
      to lender liability claims.
      ---------------------------

      Even though the Company may have structured certain of its investments as senior loans, if one of its portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize the Company's debt investment and subordinate all or a portion of its claim to that of other creditors. The Company may also be subject to lender liability claims for actions taken by it with respect to a borrower's business or instances where the Company exercises control over the borrower. It is possible that the Company could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance.

      Second priority liens on collateral  securing loans that the Company makes
      --------------------------------------------------------------------------
      to its portfolio  companies may be subject to control by senior  creditors
      --------------------------------------------------------------------------
      with  first  priority  liens.  If there  is a  default,  the  value of the
      --------------------------------------------------------------------------
      collateral  may not be sufficient to repay in full both the first priority
      --------------------------------------------------------------------------
      creditors and the Company.
      --------------------------

      Certain loans that the Company may make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before the Company. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then the Company, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any.

      The rights the Company may have with respect to the collateral securing the loans it makes to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that the Company enters into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. The Company may not have the ability to control or direct such actions, even if its rights are adversely affected.

      The Company generally will not control its portfolio companies.
      ---------------------------------------------------------------

      The Company does not expect to control many of its portfolio companies, even though it may have board representation or board observation rights and will offer to provide significant managerial assistance, and the Company's debt agreements may contain certain restrictive covenants. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company's interests as a debt investor. Due to the lack of liquidity for our investments in non-traded companies, the Company may not be able to dispose of its interests in its portfolio companies as readily as it would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of the Company's portfolio holdings.

      Economic  recessions  or downturns  could impair the  Company's  portfolio
      --------------------------------------------------------------------------
      companies and harm its operating results.
      -----------------------------------------

      Many of the Company's portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, the Company's non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of the Company's debt investments and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Company's portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company's funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and harm its operating results.

      Defaults by the  Company's  portfolio  companies  will harm our  operating
      --------------------------------------------------------------------------
      results.
      --------

      A portfolio company's failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

      Many of the customers of the Company's portfolio  companies' products have
      --------------------------------------------------------------------------
      fluctuating  budgets  which  may  cause  substantial  fluctuations  in the
      --------------------------------------------------------------------------
      results of a portfolio company's operations.
      --------------------------------------------

      Customers for the Company's portfolio companies' products and technologies include federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. The portfolio companies' results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of the portfolio companies' products and their business, financial condition and results of operations.

      The loss of or a significant  reduction in U.S.  military  business  could
      --------------------------------------------------------------------------
      have a material adverse affect on the Company's portfolio companies.
      --------------------------------------------------------------------

      U.S. military contracts may account for a significant portion of one or more of the Company's portfolio companies' business. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military's budget, spending allocations, and the timing of such spending could adversely affect the portfolio companies' ability to receive future contracts.

      The Company may maintain  some of its assets in cash and cash  equivalents
      --------------------------------------------------------------------------
      pending investment or as a reserve.
      -----------------------------------

      A portion of the Company's assets may, from time to time, be maintained in cash or in cash-equivalent securities or instruments either pending investment in a portfolio company or to act as a reserve for expenses or for unexpected or contingent liabilities. The assumption of cash positions for any significant time and in any significant amount may impact overall investment return.

      Risks related to investments in securities.
      -------------------------------------------

            EQUITY INVESTMENTS. The Company will invest in equity securities including warrants and options. The Company may not realize gains from its equity investments. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, the Company may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. The Company's goal is ultimately to realize gains upon the disposition of such equity interests. However, the equity interests the Company receives may not appreciate in value and, in fact, may decline in value.
Accordingly, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Company experiences. Liberator also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Company to sell the underlying equity interests. The Company often seeks puts or similar rights to give it the right to sell its equity securities back to the portfolio company issuer. Liberator may be unable to exercise these puts rights for the consideration provided in its investment documents if the issuer is in financial distress.

            PIPES INVESTMENTS. The Company may from time to time invest in private investments in public equity ("PIPE"). PIPE strategies have historically been significantly more likely to be successful during periods of rising equity prices. In such conditions, not only is it easier to liquidate the equity acquired upon conversion of the Company's illiquid and restricted securities, but also the equity price may increase from the date of liquidation, increasing the profit of conversion. PIPE investing also involves making capital commitments to issuers without access to traditional capital markets in situations in which the bankruptcy of the issuer could result in a total loss of the investment. Analysis of the financial condition of each issuer is an important component of determining whether to make any such investment.

            DEBT AND OTHER INCOME SECURITIES. The Company will invest in fixed-income and adjustable rate securities. Debt and other income securities are subject to interest rate, market and credit risk. Interest rate risk relates to changes in a security's value as a result of changes in interest rates generally. Even though such instruments are investments that may promise a stable stream of income, the prices of such securities are inversely affected by changes in interest rates and, therefore, are subject to the risk of market price fluctuations. In general, the values of fixed income securities increase when prevailing interest rates fall and decrease when interest rates rise. Because of the resetting of interest rates, adjustable rate securities are less likely than non-adjustable rate securities of comparable quality and maturity to increase or decrease significantly in value when market interest rates fall or rise, respectively. Market risk relates to the changes in the risk or perceived risk of an issuer, country or region. Credit risk relates to the ability of the issuer to make payments of principal and interest. The values of income securities may be affected by changes in the credit rating or financial condition of the issuing entities. Income securities denominated in non-U.S. currencies are also subject to the risk of a decline in the value of the denominating currency relative to the U.S. dollar.

            ASSET-BACKED SECURITIES RISK. The Company may from time to time invest in asset-backed securities. Asset backed securities are a form of derivative securities. Asset-backed securities may be asset-backed notes or pass-through certificates, in each case issued by a trust or other special-purpose entity. Asset-backed notes are secured by, and pass-through certificates represent an interest in, a fixed or revolving pool of financial assets. Such financial assets may consist of secured or unsecured consumer or other receivables, such as automobile loans or contracts, automobile leases, credit card receivables, home equity or other mortgage loans, trade receivables, floor plan (inventory) loans, automobile leases, equipment leases, and other assets that produce streams of payments. Asset-backed securities are subject to credit risks associated with the performance of the underlying assets.

      Asset-backed notes generally are issued pursuant to indentures, and pass-through certificates generally are issued pursuant to pooling and servicing agreements. A separate servicing agreement typically is executed in connection with asset-backed notes (such servicing agreements, indentures and pooling and servicing agreements, the "Asset-Backed Agreements"). The Asset-Backed Agreements provide for the appointment of a trustee and the segregation of the transferred pool of assets from the other assets of the transferor. Such segregation generally is only required to the extent necessary to perfect the interest of the trustee in the assets against claims of unsecured creditors of the transferor of the assets. Where so required by the Uniform Commercial Code (the "UCC") (for instance, home equity loan notes) certain of the documents evidencing the underlying receivables are delivered to the possession of the trustee or other custodian for the holders of the Asset-backed Securities. In the case of most assets, either no documents evidence the receivables (for instance, credit card receivables) or documents exist, but the UCC does not require their possession to perfect a transfer (for instance, automobile installment sales contracts). In these cases, the transferor segregates the assets only on its own books and records, such as by marking its computer files, and perfects the trustee's interest by filing a financing statement under the UCC. This method of segregation and perfection presents the risk that the trustee's interest in the assets could be lost as a result of negligence or fraud, such that the trustee and the asset-backed security holders become unsecured creditors of the transferor of the assets.

            DISTRESSED  AND EVENT DRIVEN  SECURITIES.  The Company may invest in
"distressed" securities, claims and obligations of companies which are experiencing significant financial or business difficulties. Such investments may include loans, commercial paper, loan participations, trade claims held by trade or other creditors, stocks, partnership interests and similar financial instruments, executory contracts and options or participations therein not publicly traded. Distressed securities may result in significant returns, but also involve a substantial degree of risk. The Company may lose a substantial portion or all of its investment in a distressed environment or may be required to accept cash or securities with a value less than the Company's investment. Among the risks inherent in investments in entities experiencing significant financial or business difficulties is the fact that it frequently may be difficult to obtain information as to the true condition of such issuers. Such investments also may be adversely affected by state and federal laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. The market prices of such instruments are also subject to abrupt and erratic market movements and above average price volatility and the spread between the bid and asked prices of such instruments may be greater than normally expected. In trading distressed securities, litigation is sometimes required. Such litigation can be time-consuming and expensive, and can frequently lead to unpredicted delays or losses.

            HIGH-YIELD SECURITIES. The Company may invest in bonds or other fixed income securities, including, without limitation, "higher yielding" (and therefore, higher risk) debt securities when the executive officer believes that such securities offer opportunities for capital growth. Such securities may be below "investment grade" and face ongoing uncertainties and exposure to adverse business, financial or economic conditions that could lead to the issuer's inability to meet timely interest and principal payments. It is likely that a major economic recession could severely disrupt the market for such securities and may have an adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

      Prepayments of the Company's debt  investments by its portfolio  companies
      --------------------------------------------------------------------------
      could adversely impact the Company's  results of operations and reduce its
      --------------------------------------------------------------------------
      return on equity.
      -----------------

      The Company is subject to the risk that the debt investments it makes in its portfolio companies may be repaid prior to maturity. When this occurs, the Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Company's results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to it. Additionally, prepayments could negatively impact the Company's return on equity, which could result in a decline in the value of your investment.

      Changes in interest rates may affect the Company's cost of capital and net
      --------------------------------------------------------------------------
      investment income.
      ------------------

      Most of the Company's debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance the Company's investments. As a result, a significant increase in market interest rates could both reduce the value of the Company's portfolio investments and increase its cost of capital, which would reduce the Company's net investment income. Conversely, a decrease in interest rates may have an adverse impact on the Company's returns by requiring it to seek lower yields on its debt investments and by increasing the risk that the Company's portfolio companies will prepay debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

      Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). The Common Stock is not listed on a publicly-traded market. As of March 28, 2008, there were seven holders of record of the Common Stock.

PREFERRED STOCK

      Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"). The Company has not yet issued any of its Preferred Stock.

DIVIDEND POLICY

      The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      None.

RECENT SALES OF UNREGISTERED SECURITIES

      Since the sales reported in the Company's Form 8-K, which was filed with the SEC on October 19, 2007, the Company has not sold any unregistered securities. As of the date hereof, the Company has 3,544,117 shares of Common Stock issued and outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

      The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to raise capital and locate suitable investment opportunities. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates successful investments. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

RESULTS OF OPERATIONS

      The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction and investment opportunities. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to commence successful investment opportunities, of which there can be no assurance.


OFF-BALANCE SHEET ARRANGEMENTS

      None.

ITEM 7.  FINANCIAL STATEMENTS.


                               LIBERATOR BDC INC.
                         INDEX TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2007


                                                                PAGE
                                                                ----

 Report of Independent Registered Public Accounting Firm          F-2

 Balance Sheet                                                    F-3

 Statement of Operations                                          F-4

 Statement of Changes in Stockholders' Equity (Deficiency)        F-5

 Statements of Cash Flows                                         F-6

 Notes to Financial Statements                             F-7 - F-10

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Liberator BDC, Inc.


We have audited the accompanying balance sheet of Liberator BDC, Inc. (formerly Black Nickel Acquisition Corp. II) (a development stage enterprise) ("the Company") as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2007 and 2006, and the cumulative period from May 26, 2005 (inception) through December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the cumulative period from May 26, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 28, 2008

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                               DECEMBER 31, 2007


ASSETS
   Current Assets
      Cash                                                    $  41,526
      Prepaid expenses                                            5,926
                                                              ---------
      Total current assets                                       47,452

   Property and equipment, net of accumulated
      depreciation of $40                                         2,361
                                                              ---------

                                                              $  49,813
                                                              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Current Liabilities
      Accounts payable                                        $  11,676
      Notes payable - related parties                            94,500
      Accrued expenses                                           15,062
                                                              ---------
      Total current liabilities                                 121,238
                                                              ---------

   Stockholders' Equity (Deficiency)
      Preferred stock, $.0001 par value; 10,000,000 shares
         authorized, no shares issued                                --
      Common stock, $.0001 par value; 75,000,000 shares
         authorized, 3,544,117 shares issued and outstanding        354
      Additional paid-in capital                                119,158
      Deficit accumulated during the development stage        (190,937)
                                                              ---------
      Total stockholders' equity (deficiency)                  (71,425)
                                                              ---------

                                                              $  49,813
                                                              =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                     Cumulative
                                                                                     Period from
                                                                                    May 26, 2005
                                             Year                 Year               (Inception)
                                            Ended                Ended                through
                                        December 31,           December 31,         December 31,
                                           2007                  2006                  2007
                                       ----------------      ----------------     -----------------
Net sales                              $             --      $             --     $              --

Cost of sales                                        --                    --                    --
                                       ----------------      ----------------     -----------------

Gross profit                                         --                    --                    --

Expenses:
     General and Administrative                 135,333                34,462               187,628
                                       ----------------      ----------------     -----------------

Loss before other expenses                     (135,333)              (34,462)             (187,628)

Other Expenses:
     Interest                                     3,309                    --                 3,309
                                       ----------------      ----------------     -----------------

Net (loss)                             $       (138,642)     $        (34,462)     $       (190,937)
                                       ================      ================     =================

Basic and Diluted
     Loss per Share                    $           (.07)     $           (.02)
                                       ================      =================

Basic and diluted weighted
average number of common
 shares outstanding                           2,020,332             1,500,000
                                       ================      ================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                               Deficit
                                                                                             Accumulated
                                   Preferred Stock          Common Stock        Additional    During the
                               ---------------------   ------------------------  Paid-in     Development
                                  Shares      Amount      Shares        Amount   Capital        Stage     Total
                               ------------  -------   -----------    --------- -----------  -----------  -------

Balance, May 26, 2005                 --   $      --           --   $     --   $     --           --     $     --

  Issuance of common stock
      on June 24, 2005                --          --    1,500,000        150     49,850           --       50,000
  Net loss                            --          --           --         --         --      (17,833)     (17,833)
                                --------    --------     --------    -------    -------      --------     --------

Balance, December 31, 2005            --          --    1,500,000        150     49,850      (17,833)      32,167
     Net loss                         --          --           --         --         --      (34,462)     (34,462)
                                --------    --------     --------    -------    -------      --------     --------

Balance, December 31, 2006            --          --    1,500,000        150     49,850      (52,295)      (2,295)

  Issuance of common stock
    in April 2007                     --          --        1,500          1      1,499           --        1,500
    in September 2007                 --          --    1,400,000        140     18,060           --       18,200
    Compensatory charge for
    shares issued in September 2007   --          --           --         --     38,100           --       38,100
    in October 2007                   --          --      629,117         63     11,649           --       11,712
  Net loss                            --          --           --         --         --     (138,642)    (138,642)
                                --------    --------     --------    -------    -------      --------     --------

Balance, December 31, 2007            --   $      --    3,544,117   $    354   $119,158   $ (190,937) $   (71,425)
                                ========   =========    =========   ========   ========   =========== ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               Liberator BDC Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                   Cumulative
                                                                                                   Period from
                                                                                                  May 26, 2005
                                                            Year                Year                (Inception)
                                                            Ended               Ended               through
                                                        December 31,       December 31,          December 31,
                                                            2007                2006                 2007
                                                     ----------------      -------------       ---------------

Cash Flows from Operating Activities
   Net loss                                                 $(138,642)         $ (34,462)            $(190,937)
   Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation                                            40                 --                    40
           Compensatory element of stock issuances             38,100                 --                38,100
           Prepaid expenses                                    (5,926)                --                (5,926)
           Accounts payable and accrued expenses               21,288                176                26,738
                                                         ------------      -------------         -------------
Cash Used in Operations                                       (85,140)           (34,286)             (131,985)

Cash Flows from Investing Activities
   Purchase of property and equipment                          (2,401)                --                (2,401)
                                                        -------------   ----------------        --------------
Cash Used in Investing Activities                              (2,401)                --                (2,401)

Cash Flows from Financing Activities
   Proceeds from notes payable - related parties               94,500                 --                94,500
   Proceeds from sales of common stock                         31,412                 --                81,412
                                                        -------------   ----------------        --------------
Cash Provided by Financing Activities                         125,912                 --               175,912
                                                         ------------   ----------------         -------------

Net Increase (Decrease) in Cash and Cash Equivalents           38,371            (34,286)               41,526
Cash and Cash Equivalents, beginning                            3,155             37,441                    --
                                                       --------------       ------------    ------------------

Cash and Cash Equivalents, ending                         $    41,526       $      3,155          $     41,526
                                                          ===========       ============          ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION, BUSINESS AND OPERATIONS

   Black Nickel Acquisition Corp. II ("Black Nickel"), a development stage enterprise was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. On November 28, 2007, Black Nickel purchased 100 shares of common stock of Liberator BDC Inc. ("Liberator") for $1. As a result, Liberator became a wholly-owned subsidiary of Black Nickel. On November 29, 2007, the Board of Directors of Black Nickel approved and authorized that Liberator would be merged with and into Black Nickel, with Black Nickel as the surviving corporation of the merger. In connection with the merger, Black Nickel adopted Liberator's corporate name. On December 4, 2007 Black Nickel's name was changed to Liberator BDC Inc. (the "Company"). Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

   On January 7, 2008, the company elected, pursuant to the filing of a Form N-54A with the U.S. Securities and Exchange Commission (the "SEC"), to be regulated as a business development company ("BDC"). As defined under the Investment Company Act of 1940, as amended ("1940 Act"), a BDC is a domestic closed-end investment company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which it invests.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended December 31, 2007 of $190,937. In addition, the Company's development activities since inception have been financially sustained through equity and debt financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   LOSS PER COMMON SHARE Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive securities.

   FAIR VALUE OF FINANCIAL INSTRUMENTS Current assets and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS


   PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets. As of December 31, 2007, property and equipment of $2,361 consists of computer equipment of $2,401 less accumulated depreciation of $40.

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

   The Company has approximately $74,000 in gross deferred tax assets at December 31, 2007 resulting from deferred start-up costs of $190,937 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, a change of $53,000 for 2007. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company's start-up costs for tax purposes.

   On January 1, 2007, the Company adopted Financial Accounting Standards  Board
   (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN
   48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

3. NOTES PAYABLE - RELATED PARTIES

   In March and April 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loan accrue interest at 10% per year computed on actual days outstanding in a 365 day year. On September 5, 2007, the $16,000 loan and the related accrued interest was due. The $8,000 loan and the related accrued interest was due on October 27, 2007. As of March 28, 2008, these loans remain unpaid.

   On September 28, 2007, the Company entered into two separate loan agreements of $23,500 each with two stockholders of the Company. On October 12, 2007, the Company entered into a separate loan agreement of $23,500, with a stockholder of the Company. Amounts outstanding under these loans accrued interest at the rate of 8.25% per year computed on actual days outstanding in a 360 day year. These loans are due on the earlier of one year from issuance or on the completion of a security offering with gross proceeds exceeding $2,000,000.

   As of December 31, 2007, accrued expenses include accrued interest on the notes payable to related parties of $3,309.

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTIONS

   The Company utilizes the office space and equipment of its management and one of its stockholders at no cost. Management estimates such amounts to be immaterial.

   During 2007, the Company sold an aggregate of 1,400,000 shares of its common stock to four officers and directors of the Company for an aggregate of $9,500. The fair value of the securities sold was based upon concurrent sales of common stock to unaffiliated investors was $47,600 and accordingly, $38,100 was charged to operations as compensation in the current year with corresponding increase to additional paid in capital.

5. RECENT ACCOUNTING PRONOUNCEMENTS

   During 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 157 ("FAS 157"), "Fair Value Measurements," that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

   In February 2007, the FASB issued Statement of Financial Standards No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

   In December 2007, the FASB issued Statement of Financial Accounting Standards 141(revised) ("FAS 141R") which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have an effect on its financial statements.

   In December 2007, the FASB issued Statement of Financial Accounting Standards 160 ("FAS 160") which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

                               LIBERATOR BDC INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

   In March 2008, the FASB issued Statement of Financial Accounting Standards 161 ("FAS 161"), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." FAS 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company's financial statements.

   Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6. STOCKHOLDERS' EQUITY

   The Company's common stock stockholders shall be entitled to cast one vote for each common share held at all stockholders' meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

   The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine.

   In addition to the shares of common stock referenced in Note 4, the Company sold an additional 644,117 shares for $21,912 during 2007.

7. COMMITMENTS

   The Company has entered into an informal employment arrangement with the chief executive officer for a minimum base salary of $60,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

      The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      Our management, including the Company's Principal Executive Officer and Principal Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company's internal control over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors and Executive Officers.

On December 4, 2007, Mr. Paul T. Mannion, Jr. and Mr. Andrew Reckles voluntarily resigned from their positions as President and Secretary, respectively, and as directors of the Company. These resignations did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Edward J. Wegel currently serves as our Chief Executive Officer and Chief Compliance Officer. Mr. Wegel is also a director of the Company.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2007:

NAME                   AGE    POSITION                   TERM
--------------------------------------------------------------------------------
Edward J. Wegel        50     Chief Executive Officer    October 9, 2007 thru
                              and Director               Present (CEO)
                                                         December 4, 2007 thru
                                                         Present (Director)

Paul T. Mannion, Jr.   44     President and Director     May 26, 2005 thru
                                                         December 4, 2007

Andrew Reckles         37     Secretary and Director     May 26, 2005 thru
                                                         December 4, 2007


The following table sets forth certain information regarding directors of the Company not listed above because they began serving as directors after the fiscal year ended December 31, 2007:

 NAME                            AGE    POSITION    TERM
--------------------------------------------------------------------------------

 General Ronald R. Fogleman      66     Director    January 7, 2008 thru Present

 Honorable Joe R. Reeder         60     Director    January 7, 2008 thru Present


EDWARD J. WEGEL, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Edward J. Wegel has served as Chief Executive Officer of the Company since October 9, 2007 and Director of the Company since December 4, 2007. Mr. Wegel has over 25 years of experience in the airline/aerospace industry and in investment banking and restructuring. From 1985-1987, after five years of active military service as an armor company commander he served as Director of Finance for Eastern Airlines in New York.

Mr. Wegel was a Vice President in the investment banking/restructuring division of Lehman Brothers in New York from 1987-1991, where he worked on several major airline restructurings and ran Lehman's portfolio of 45 commercial jet aircraft on lease to major US airlines. During that time he also served on the board of Polaris Industries and managed several major publicly traded master limited partnerships.

From 1991- 1996, Mr. Wegel was a co-founder and member of the board of directors of Atlantic Coast Airlines (United Express) where he helped arrange the original acquisition financing and coordinated its successful IPO in 1993. In 1993, he originated and led the acquisition of MartinAire, a cargo feeder airline for FedEx and UPS. From 1994-1996 he was President, CEO and a member of the board of directors of BWIA International Airways after leading the privatization negotiations with the Government of Trinidad and the major trade unions, and raising funding from major international financial institutions. While at BWIA, he negotiated alliance agreements with major airlines including American and British Airways and led the airline to its first operating profit in 57 years. From 1997-1999 he was President, CEO and a member of the board of directors of Chautauqua Airlines/US Airways Express. He led the acquisition of the airline on behalf of a major private equity fund and was responsible for converting

Chautauqua to an all-regional jet fleet, with orders for several hundred aircraft. In 2000, he served as President and COO of Tower Airlines, a New York based international scheduled airline with 15 747 aircraft flying for the US military and in scheduled service to points around the world.

From 2003-2005 he served as SVP-Corporate Development for Mesa Air Group, leading the acquisition of Midway Airlines. Since 2006 he has served as the Chief Restructuring Officer and subsequently the Chairman and CEO of Travelogix, Inc., a major internet travel company based n Atlanta, GA, on behalf of Palisades Master Fund. He has also served over the past ten years as an advisor on potential airline/aerospace transactions to major investment funds, including the Carlyle Group, Clayton Dubilier, Giuliani Capital Advisers and Apollo Management.

He graduated from the United States Military Academy, West Point in 1980 and received his MBA in Finance from the Univ. of N. Colorado in 1982. He is a member of The Wings Club in New York (a business organization of airline executives).

GENERAL RONALD R. FOGLEMAN, DIRECTOR. General Ronald R. Fogleman, U.S. Air Force (Ret.), is currently chairman of the Durango Group, an international aviation consulting firm. He is also executive vice president of Projects International, an international business development and merchant banking firm located in Washington, D.C., and on the board of directors of several aviation-related corporations and airlines.

He devotes considerable time to national security and community affairs. He currently chairs the Falcon Foundation and the Airlift/Tanker Association. Since retiring from the U.S. Air Force, he has chaired an Air Force Laboratory study on directed energy weapons and a National Research Council Committee on Aeronautics Research and Technology for Vision 2050: An Integrated Transportation System. He has served on the NASA Mars Program Independent Assessment Team, the congressionally directed Commission to Assess United States National Security Space Management and Organization, the NASA Shuttle Return to Flight Task Group, and is currently serving on an Independent Assessment Panel on Space Management or Organization.

General Fogleman retired from the U.S. Air Force on September 1, 1997, after 34 years of active commissioned service. On his final tour of duty, he served as the 15th chief of staff of the U.S. Air Force and a member of the Joint Chiefs of Staff, and as a military advisor to the Secretary of Defense, the National Security Council, and the President of the United States. His staff experience and time as chief of staff saw a heavy emphasis on long-range programming and strategic planning.

General Fogleman graduated from the U.S. Air Force Academy in 1963 and subsequently earned a master's degree in military history and political science from Duke University. An active pilot with more than 7,000 total hours, he has an extensive background in fighters, mobility aircraft, and general aviation. He served two tours in Southeast Asia during the Vietnam War, flying 315 combat missions and logging 806 hours of combat fighter time. He has flown mobility aircraft in support of humanitarian and contingency operations.

General Fogleman served as commander in chief of the U.S. Transportation Command; as commander of Air Mobility Command; deputy commander in chief, U.S. Forces, Korea; and commander 7th Air Force and Commander Air Component Command of the US/ROK Combined Forces Command. He was also director, Programs and Evaluation, and chairman, Air Staff Board, at Headquarters U.S. Air Force.

Among his numerous decorations are the Defense Distinguished Service Medal, the Air Force Distinguished Service Medal, the Army Distinguished Service Medal, the Navy Distinguished Service Medal, the Silver Star, the Legion of Merit, the Distinguished Flying Cross, the Purple Heart, and awards from eight foreign countries.

General Fogleman has served as a member of the Defense Policy Board, the NASA Advisory Council and the Jet Propulsion Laboratory Advisory Board. He is a member of the Council on Foreign Relations, the Fort Lewis College Foundation, and the Air Force Association.

HONORABLE JOE R. REEDER, DIRECTOR. Honorable Joe R. Reeder, who for nine years has served as Washington, D.C. Managing Shareholder and one of the leading attorneys of the national law firm of Greenberg Traurig, was recognized in 2007 in the prestigious "Washington, D.C. Super Lawyers." Greenberg Traurig was honored by Chambers as the "USA Law Firm of the Year" in a ceremony in London at the 2007 Chambers Global Awards. The firm is also the largest U.S.-based law firm measured by attorneys practicing in the U.S.

Formerly a partner at Patton Boggs, he served four years as the U.S. Army's 14th Under Secretary (1993-1997) where he served essentially as the Army's COO, with specific responsibilities for long-range planning, material requirements, readiness, acquisition reform, infrastructure reduction, and financial management of the Army. He served as the Army's focal point for international affairs, with specific focus on NATO, Panama and Latin America. Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's board of directors where he oversaw a massive, multibillion dollar infrastructure program. As Army Undersecretary he also oversaw military support to local, state and federal agencies related to civilian law enforcement, civil disturbance, disaster relief, and emergency planning. He also served on the five-member DOD Base Realignment Closure (BRAC) Council.

In the public sector, Mr. Reeder has served as a Trustee of the Association of the United States Army ("AUSA"), and currently is on the National Boards of Governors for the USO, Our Military Kids ("OMK") and Armed Services YMCA. He also serves on several other public service boards: he chairs the Virginia National Defense Industry Authority ("VNDIA"), and serves on the National Board of the National Defense Industry Association ("NDIA") where he chairs NDIA's Ethics Committee. In the private sector, he serves on the Board of Directors of Elbit Systems of America, Perma-Fix, the U.S. subsidiary of Israel-based defense contractor, Elbit Systems of America, ICx and German based company, OWR. He also serves on the Board of Advisors for ICX.

A 1970 graduate of the United States Military Academy West Point, Mr. Reeder served in the 82d Airborne Division, received his J.D. from the University of Texas (1975) and his L.L.M. from Georgetown University (1981). He serves on the International Advisory Board of the Panama Canal.

PAUL T. MANNION, JR., PRESIDENT AND DIRECTOR. Paul T. Mannion, Jr. served as the President and Director of the Company from May 26, 2005 through December 4, 2007. Mr. Mannion has been a Managing Director with HPC Capital Management Corp., an investment banking firm with locations in Georgia and New York City since May of 2001. Since 2001, Mr. Mannion has served as a General Partner of PEF Advisors, LLC, an investment advisory firm based in Atlanta Georgia. Prior to his position at HPC Capital Management Corp., Mr. Mannion served as Managing Director of the Investment Banking Division at vFinance Capital (previously known as Union Atlantic Capital, L.C.), an investment banking firm located in Miami, Florida, from January 2000 through June 2001. Mr. Mannion also served as President of Union Atlantic Capital, L.C. between May 2000 and April 2001. From November 1995 to September 1999, Mr. Mannion was Senior Vice President of JW Genesis Securities, Inc, a NYSE member firm. Mr. Mannion held a Senior Vice President position with Josephthal & Co., Inc. (previously Josephthal, Lyon & Ross, Inc.), another NYSE member firm, for five years and was also associated with the following firms, First Atlanta Securities, LLC, Oppenheimer & Co. and Paine Webber, Inc. Mr. Mannion also serves as President and director of Black Nickel Acquisition Corp. III, which is also a blank check, publicly reporting and non-trading shell company. Mr. Mannion formerly served as President and director of Black Nickel Acquisition Corp. I from May 25, 2005 until October 24, 2006, at which time he resigned in connection with a merger transaction. Mr. Mannion received a degree with a double major in finance and accounting from the
E. Claiborne Robins School of Business at the University of Richmond.

ANDREW RECKLES, SECRETARY AND DIRECTOR. Andrew Reckles served as the Secretary and Director of the Company from May 26, 2005 through December 4, 2007. Mr. Reckles has been a Registered Person at HPC Capital Management Corp., an investment banking firm with locations in Georgia and New York City since May of 2001. Since 2001, Mr. Reckles has served as a General Partner of PEF Advisors, LLC, an investment advisory firm based in Atlanta Georgia. Mr. Reckles served as Managing Director of the Investment Banking Division at vFinance Capital (previously known as Union Atlantic Capital, L.C.), an investment banking firm located in Miami, Florida, from January 2000 through June 2001. Mr. Reckles was Managing Director of Corporate Finance at First Atlanta Securities, LLC between August 1999 and December 1999. From November 1995 to August 1999, Mr. Reckles was a Senior Vice President for JW Genesis Securities, Inc. Mr. Reckles was also associated with Prudential Securities Incorporated and Josephthal. & Co., Inc. (previously Josephthal, Lyon & Ross, Inc.). Mr. Reckles also serves as Secretary and director of Black Nickel Acquisition Corp. III, which is also a blank check, publicly reporting and non-trading shell company. Mr. Reckles formerly served as Secretary and director of Black Nickel Acquisition Corp. I from May 25, 2005 until October 24, 2006, at which time he resigned in connection with a merger transaction. Mr. Reckles attended Arizona State University.

      The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

(b) Significant Employees.

      As of the date hereof, other than Edward J. Wegel, the Company has no significant employees.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

      Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

                                                 Number of Transactions Not
        Name         Number of Late Reports      Reported on a Timely Basis
--------------------------------------------------------------------------------
Edward J. Wegel                1                                      1

Paul T. Mannion, Jr.           1                                      1

Andrew Reckles                 1                                      1

Robert B. Prag                 1                                      1


CODE OF ETHICS

      Because the Company has not yet commenced investment activities, we have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer serves in all the above capacities. We expect, however, that our board of directors at its next meeting will approve the adoption of a Code of Ethics that meets the requirements of Rule 17j-1 under the 1940 Act. In the meantime, our management intends to comply with the provisions of its draft Code of Ethics.

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

ITEM 10.  EXECUTIVE COMPENSATION.

      The following table sets forth the cash compensation paid by the Company to its President and Chief Executive Officer and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2007.

 Name and Position                            Year          Other Compensation
------------------------------------------------------------------------------

Paul T. Mannion Jr., President                2007                None
                                              2006                None

Edward J. Wegel, Chief Executive Officer      2007                None


DIRECTOR COMPENSATION

      As of the end of the fiscal year ended December 31, 2007, the Company did not pay any cash fees to its directors, except the directors' expenses in attending board meetings. Since December 31, 2007, the Company will pay each of the directors who is not an employee or executive officer of the Company an annual fee of $9,000 for services as a director, payable quarterly. Each director will receive a fee of $1,000 for each board meeting attended in person and $500 for each board meeting attended by conference telephone or similar communications equipment. We will reimburse the directors for all reasonable expenses incurred in connection with their service on the Board. A director who is also an executive officer of the Company (which presently includes only Mr. Wegel) will not receive compensation for his or her service as a director. During the year ended December 31, 2007 no director expenses were reimbursed.

EMPLOYMENT AGREEMENTS

      The Company has an employment arrangement with Mr. Wegel. The initial base salary under the employment arrangement for Mr. Wegel is $60,000. The Board has the right to increase the base salary of the Executive Officer if certain conditions are satisfied and also to decrease it. Pursuant to his employment arrangement with the Company, Mr. Wegel is entitled, as an executive officer, to receive an annual bonus of up to a maximum of 100% of his then current base salary for achieving certain performance objectives. The Board of Directors will establish such performance objectives, as well as the bonus awarded to Mr. Wegel, if any, annually.

      The Company did not have an employment agreement or arrangement with Mr. Mannion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following tables set forth certain information as of March 28, 2008 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

                                       Amount and Nature of      Percentage
Name and Address                       Beneficial Ownership       of Class
--------------------------------------------------------------------------------

Paul T. Mannion Jr. (1)                      800,000               22.6%
300 Colonial Center Parkway
Suite 260
Roswell, Georgia 30076

Andrew Reckles (2)                           800,000               22.6%
300 Colonial Center Parkway
Suite 260
Roswell, Georgia 30076

Robert Prag                                  800,000               22.6%
c/o The Del Mar Consulting Group, Inc.
12220 El Camino Real, Suite 400
San Diego, CA 92130

Edward J. Wegel (3)                          500,000               14.1%

General Ronald R. Fogleman (4)               300,000                8.5%

Honorable Joe R. Reeder (5)                  300,000                8.5%

All Directors and Officers as a Group      2,700,000               76.2%
(5 individuals)


(1) Mr. Mannion was the President and director of the Company until December 4, 2007.
(2) Mr. Reckles was the Secretary and director of the Company until December 4, 2007.
(3)   Mr. Wegel is the Chief Executive Officer and director of the Company.
(4)   General Fogleman is a director of the Company.
(5)   Mr. Reeder is a director of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

      Prior to October 1, 2007, Messrs. Andrew S. Reckles, Paul T. Mannion, Jr., Robert Prag, and one other investor, owned 100% of the Shares of the Company (then called Black Nickel Acquisition Corp. II). As noted above, the Company was created as a vehicle to pursue a business combination and had no operations and only minimal capitalization. Prior to its election to be regulated as a BDC, the Company issued shares to the following people. On September 27, 2007, Liberator issued 500,000 shares to Mr. Wegel at a price of $ .01 per share
pursuant to an offering under Regulation D of the 1933  Act.   On  September 28,
2007, Liberator issued 300,000 shares to each of Messrs. Mannion and Reckles at a price of $ .005 per share and 300,000 shares to Mr. Fogleman at a price of $ ..034 per share pursuant to an offering under Regulation D of the 1933 Act. On October 5, 2007 Liberator issued 300,000 shares to Mr. Reeder at a price of $ ..034 per share pursuant to an offering under Regulation D of the 1933 Act. On October 12, 2007, Liberator issued 300,000 shares to Mr. Prag at a price of $ ..005 per share pursuant to an offering under Regulation D of the 1933 Act. As a result, as of October 13, 2007, Messrs. Fogleman, Reeder and Wegel owned approximately 31% of the Shares of Liberator, with the balance held by Messrs. Reckles, Mannion, and Prag, and one other investor.

      On September 28, 2007, Paul T. Mannion, Jr., former President and former director of the Company, and Andrew Reckles, former Secretary and former director of the Company, each loaned the Company $23,500, and on October 12, 2007, Robert Prag loaned the Company $23,500. The Company received aggregate proceeds equal to $70,500 from these loans. The Company issued promissory notes (each a "Note" and together, the "Notes") to Messrs Mannion, Reckles and Prag, pursuant to which the principal amounts thereunder accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the first anniversary of the date of the Note or (ii) the date that the Company (or a wholly owned subsidiary of the Company) completes an offering of securities for gross proceeds exceeding two million dollars ($2,000,000).

DIRECTOR INDEPENDENCE

      We utilize section 2(a)(19) of the 1940 Act, for  determining which of our
directors  are  independent.   General Fogleman and Mr. Reeder  are  independent
directors pursuant to section 2(a)(19) of the 1940 Act.

ITEM 13.  EXHIBITS.

Index to Exhibits


Exhibit  Description
-------  -----------

*3.1 Certificate of Incorporation, as filed with the State of Delaware on May 26, 2005.

*3.2     By-Laws.

**3.3 Certificate of Ownership, as filed with the State of Delaware on December 4, 2007.

***4.1 Promissory Note issued by Black Nickel Acquisition Corp. II to Paul T. Mannion, Jr., dated September 28, 2007.

***4.2 Promissory Note issued by Black Nickel Acquisition Corp. II to Andrew Reckles, dated September 28, 2007.

***4.3 Promissory Note issued by Black Nickel Acquisition Corp. II to Robert Prag, dated October 12, 2007.

***10.1 Registration Rights Agreement, by and among Black Nickel Acquisition Corp. II, Paul T. Mannion, Jr., Andrew Reckles and Robert Prag, dated October 15, 2007.

31.1     Certification of the Company's Principal Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended
         December 31, 2007.

31.2     Certification of the Company's Principal Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended
         December 31, 2007.

32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the SEC on January 12, 2006, and incorporated herein by this reference.

** Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on December 6, 2007, and incorporated herein by this reference.

*** Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on October 19, 2007, and incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Raich Ende Malter & Co. LLP ("Raich Ende") is the Company's independent registered public accounting firm.

AUDIT FEES

      The aggregate fees billed by Raich Ende for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $17,000 for the fiscal year ended December 31, 2006 and $17,500 for the fiscal year ended December 31, 2007.

AUDIT-RELATED FEES

      There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2007.

TAX FEES

      The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $1,000 for the fiscal year ended December 31, 2006 and $500 for the fiscal year ended December 31, 2007.

ALL OTHER FEES

      There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2006 and December 31, 2007.

PRE-APPROVAL POLICY

      The Board of Directors acts as the audit committee. The Company does not have an audit committee pre-approval policy, however, all audit and non-audit services by the independent registered public accounting firm must be pre-approved by the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIBERATOR BDC, INC.


 Date: March 28, 2008                    By:/s/ Edward J. Wegel
                                         Edward J. Wegel
                                         Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 Title                           Date

                                 Director, Principal Executive
                                 Officer, Principal Financial
/s/ Edward J. Wegel              Officer, and Principal          March 28, 2008
-------------------              Accounting Officer
Edward J. Wegel

/s/ General Ronald R. Fogleman   Director                        March 28, 2008
------------------------------
General Ronald R. Fogleman

/s/ Honorable Joe R. Reeder      Director                        March 28, 2008
---------------------------
Honorable Joe R. Reeder