Form 10-Q
period 2008-03-31
Liberator BDC Inc.
filed 2008-05-15
CIK 1329549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2008
                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                             from ______ to ______



                        Commission file number 000-51721

                               LIBERATOR BDC, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              83-0432182
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

        1 DOCK STREET
          SUITE 525
 STAMFORD, CONNECTICUT 06902                          (203) 509-3330
(Address of principal executive offices)       (Registrant's telephone number,
                                                     including area code)

                                      N/A
         (Former name or former address, if changed since last report)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                       Accelerated filer [ ]

Non-accelerated filer   [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          As of May 14, 2008, Liberator BDC, Inc. had 3,544,117 shares of common stock outstanding.
================================================================================

                               LIBERATOR BDC, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                                          TABLE OF CONTENTS


                                                                                                              Page
------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
             Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 ..........................  2
             Statements of Operations for the three months ended March 31, 2008 and 2007 and for the Cumulative Period from May 26, 2005 (Inception) through March 31, 2008
                (unaudited) .................................................................................  3
             Statements of Changes in Stockholders' Deficiency for the Cumulative Period
                from May 26, 2005 (Inception) through March 31, 2008 (unaudited) ............................  4
             Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the Cumulative Period from May 26, 2005 (Inception) through March 31, 2008
                (unaudited) .................................................................................  5
             Notes to Financial Statements (unaudited) ......................................................  6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ............  9

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk. ...................................... 10

  ITEM 4.  Controls and Procedures .......................................................................... 10

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings ................................................................................ 10

  ITEM 1A. Risk Factors ..................................................................................... 11

  ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...................................... 11


  ITEM 3.  Defaults Upon Senior Securities .................................................................. 11

  ITEM 4.  Submission of Matters to a Vote of Security Holders .............................................. 11

  ITEM 5.  Other Information ................................................................................ 11

  ITEM 6.  Exhibits ......................................................................................... 11

           Signature Page
           Exhibit 10.1
           Exhibit 10.2
           Exhibit 31.1
           Exhibit 31.2
           Exhibit 32.1
------------------------------------------------------------------------------------------------------------------

                                                         LIBERATOR BDC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                           BALANCE SHEETS


                                                                                                         MARCH 31,     DECEMBER 31,
                                                                                                           2008            2007
--------------------------------------------------------------------------------------------------------------------- --------------
                                                                                                        (UNAUDITED)
                                                               ASSETS

CURRENT ASSETS:
  Cash                                                                                                  $  29,682       $  41,526
  Prepaid expenses                                                                                             --           5,926
                                                                                                      -----------     --------------
    Total current assets                                                                                   29,682          47,452
                                                                                                      -----------     --------------
Property and equipment, net of accumulated depreciation of $80 and $40,
    respectively                                                                                            2,321           2,361
                                                                                                      -----------     --------------
    Total assets                                                                                        $  32,003       $  49,813
                                                                                                      ===========     ==============

                                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable                                                                                      $  25,826       $  11,676
  Notes payable - related parties                                                                          94,500          94,500
  Accrued Expenses                                                                                          6,434          15,062
                                                                                                      -----------     --------------
    Total current liabilities                                                                             126,760         121,238
                                                                                                      -----------     --------------
STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares
    issued                                                                                                    ---             ---
  Common stock, $.0001 par value; 75,000,000 shares authorized;
     3,544,117 shares issued and outstanding                                                                  354             354
  Additional paid-in capital                                                                              119,158         119,158
  Deficit accumulated during the development stage                                                       (214,269)       (190,937)
                                                                                                      -----------     --------------
     Total stockholders' deficiency                                                                       (94,757)        (71,425)
                                                                                                      -----------     --------------
     Total liabilities and stockholders' deficiency                                                     $  32,003        $ 49,813
                                                                                                      ===========     ==============

                                  SEE ACCOMPANYING NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS.

                                                         LIBERATOR BDC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                      STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                                                                   CUMULATIVE PERIOD FROM
                                                                   THREE MONTHS ENDED MARCH 31,         MAY 26, 2005
                                                                  ------------------------------    (INCEPTION) THROUGH
                                                                        2008           2007             MARCH 31, 2008
                                                                  --------------  --------------  -----------------------
Net sales                                                           $         --     $       --      $              --
Cost of sales                                                                 --             --                     --
                                                                  --------------- --------------  -----------------------
 Gross profit                                                                 --             --                     --
                                                                  --------------- --------------  -----------------------
Expenses:
  General and administrative                                              21,280         10,756                208,908
                                                                  --------------- --------------  -----------------------
Loss before other expenses                                               (21,280)       (10,756)              (208,908)

Other expenses:
 Interest                                                                  2,052            114                  5,361
                                                                  --------------- --------------  -----------------------
    Net loss                                                        $    (23,332)    $  (10,870)     $        (214,269)
                                                                  =============== ==============  =======================

Basic and diluted loss per share                                    $      (0.01)    $    (0.01)


Basic and diluted weighted average
  number of common shares
  outstanding                                                          3,544,117      1,500,000



                                  SEE ACCOMPANYING NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS.


                                                         LIBERATOR BDC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY



                                                                                                     Deficit
                                                                                                  Accumulated
                                      Preferred Stock           Common Stock     Additional         During the
                                 -----------------------   --------------------   Paid-in          Development
                                    Shares      Amount        Shares    Amount    Capital             Stage           Total
                                 -----------  ----------   ----------  --------  ----------      ----------------  ------------
Balance, May 26, 2005                    --      $   --           --    $   --   $      --          $        --       $      --

  Issuance of common
     stock on June 24,
     2005                                --          --    1,500,000       150      49,850                   --          50,000
  Net loss                               --          --           --        --          --             (17,833)        (17,833)
                                 -----------  ----------   ---------- ---------  ----------      ----------------  ------------

Balance, December 31,
     2005                                --          --    1,500,000       150      49,850             (17,833)          32,167
  Net loss                               --          --           --        --          --             (34,462)        (34,462)
                                 -----------  ----------   ---------- ---------  ----------      ----------------  ------------
Balance, December 31,
  2006                                   --          --    1,500,000       150      49,850             (52,295)         (2,295)

  Sale of common stock
     for cash                            --          --    2,044,117       204      31,208                   --          31,412
  Compensatory charge                    --          --           --        --      38,100                   --          38,100
  Net loss                               --          --           --        --          --            (138,642)       (138,642)
                                 -----------  ----------   ---------- ---------  ----------      ----------------  ------------
Balance, December 31,
  2007                                   --          --    3,544,117       354     119,158            (190,937)        (71,425)

  Net loss (unaudited)                   --          --           --        --          --             (23,332)        (23,332)
                                 -----------  ----------   ---------- ---------  ----------      ----------------  ------------
Balance, March 31, 2008
  (unaudited)                            --      $   --    3,544,117    $  354   $ 119,158          $ (214,269)      $ (94,757)
                                 ===========  ==========   ========== =========  ==========      ================  ============



                                  SEE ACCOMPANYING NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS.

                                                         LIBERATOR BDC, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                      STATEMENTS OF CASH FLOWS
                                                             (unaudited)




                                                                                                          CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                          MAY 26, 2005
                                                                  THREE MONTHS ENDED MARCH 31,            (INCEPTION)
                                                                --------------------------------            THROUGH
                                                                    2008            2007                 MARCH 31, 2008
                                                                --------------  ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (23,332)  $   (10,870)          $       (214,269)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                             40             --                         80
   Compensatory element of stock issuances                                  --             --                     38,100
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Prepaid expenses                                                      5,926        (5,625)                         --
   Accounts payable and accrued expenses                                 5,522          2,683                     32,260
                                                                ---------------  ---------------      ------------------
     Net cash used in operating activities                             (11,844)      (13,812)                  (143,829)
                                                                ---------------  ---------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           --            --                    (2,401)
                                                                ---------------  ---------------      ------------------
     Net cash used in investing activities                                   --            --                    (2,401)
                                                                ---------------  ---------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties                                --        16,000                     94,500
Proceeds from sales of common stock                                          --            --                     81,412
                                                                ---------------  ---------------      ------------------
     Net cash provided by financing activities                               --        16,000                    175,912
                                                                ---------------  ---------------      ------------------

Net increase (decrease) in cash                                        (11,844)         2,188                     29,682
Cash at the beginning of period                                          41,526         3,155                         --
                                                                ---------------  ---------------      ------------------
Cash at the end of period                                          $     29,682  $      5,343          $          29,682
                                                                ===============  ===============      ==================




                                  SEE ACCOMPANYING NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS.

                               LIBERATOR BDC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.  DEVELOPMENT STAGE ENTERPRISE

Black Nickel Acquisition Corp. II ("Black Nickel"), a development stage enterprise was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Stamford, Connecticut. The Company was formed as a vehicle to pursue a business combination. On November 28, 2007, Black Nickel purchased 100 shares of common stock of Liberator BDC, Inc. ("Liberator") for $1. As a result, Liberator became a wholly-owned subsidiary of Black Nickel. On November 29, 2007, the Board of Directors of Black Nickel approved and authorized that Liberator would be merged with and into Black Nickel, with Black Nickel as the surviving corporation of the merger. In connection with the merger, Black Nickel adopted Liberator's corporate name. On December 4, 2007, Black Nickel's name was changed to Liberator BDC, Inc. (the "Company"). Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended March 31, 2008 of $214,269. In addition, the Company's development activities since inception have been financially sustained through equity and debt financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plan to raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2007. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2008, and results of operations, and cash flows for the three month periods ended March 31, 2008 and 2007 and the cumulative period from May 26, 2005 (Inception) to March 31, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

                               LIBERATOR BDC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE. Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Current assets and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has approximately $82,000 in gross deferred tax assets at March 31, 2008 resulting from deferred start-up costs which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, a change of $8,000 for 2008. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company's start-up costs for tax purposes.

NEW ACCOUNTING PRONOUNCEMENTS. On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 159.

 4.  NOTES PAYABLE

In March and April 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the each of the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. On September 5, 2007, the $16,000 loan and the related accrued interest through that date was due. The $8,000 loan and the related accrued interest through that date was due on October 27, 2007. As of May 14, 2008, these loans remain unpaid. Each of the lenders under these loan agreements has agreed to waive any events of default under these loan agreement occurring as a result of the Company's failure to pay the respective principal and related accrued interest in full at the time such amounts originally became due.

                               LIBERATOR BDC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO UNAUDTIED INTERIM FINANCIAL STATEMENTS


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

As of March 31, 2008, accrued expenses include accrued interest on the notes payable - related parties of $5,361.

5.  RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its management and one of its stockholders at no cost. Management estimates such amounts to be immaterial.

During 2007, the Company sold an aggregate of 1,400,000 shares of its common stock to four officers and directors of the Company for an aggregate of $9,500. The fair value of the securities sold was based upon concurrent sales of common stock to unaffiliated investors was $47,600 and accordingly, $38,100 was charged to operations as compensation with the corresponding increase to additional paid in capital.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION IN THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN AND OUR AUDITED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K-SB FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2007.

PLAN OF OPERATION

We have not realized any revenues from operations since inception, and our plan of operation for the next twelve months is to raise capital and locate suitable investment opportunities. We may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until we consummate successful investments. Although it is currently anticipated that we can satisfy our cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, we can provide no assurance that we can continue to satisfy our cash requirements for such period. Our ability to continue as a going concern is dependent upon successful implementation of our plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock and receive additional paid in capital from our existing stockholders and, ultimately, income from operations.

RESULTS OF OPERATIONS

We have not conducted any active operations since inception, except for our efforts to raise capital and locate investment opportunities. We have not generated any revenue since our inception, and it is unlikely that we will have any revenues unless we are able to commence successful investment opportunities, of which there can be no assurance.

NET SALES

We did not have any net sales in the three months ended March 31, 2008 or 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2008, general and administrative expenses were $21,280, compared to $10,756 for the three months ended March 31, 2007. The increase in general and administrative expenses was due primarily to increased compensation expenses.

INTEREST EXPENSES

For the three months ended March 31, 2008, we incurred interest expenses of $2,052, compared to interest expenses of $114 in the three months ended March 31, 2007. Interest expense increased primarily as a result of additional loans received by the Company in September 2007 and October 2007.

NET LOSS

For the three months ended March 31, 2008, we had a net loss of $23,332, compared to a net loss of $10,870 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $11,844 in the three months ended March 31, 2008, compared to $13,812 in the three months ended March 31, 2007. The decrease was due primarily to the increase in general and administrative expenses, partially offset by an increase in depreciation, prepaid expenses and accounts payable and accrued expenses. There were no cash flows from investing activities in either the three-month period ended March 31, 2008 or the three-month period ended March 31, 2007. There were no cash flows from financing activities in the three months ended March 31, 2008, compared to cash provided by financing activities of $16,000 in the three months ended March 31, 2008. The difference in cash flows from financing activities is due to the receipt of $16,000 in loans in the three months ended March 31, 2007, compared to no loans received in the three months ended Marcy 31, 2008.

Since our inception, we have funded our cash operating requirements through the sale of our common stock and loans from our stockholders and an entity affiliated with certain of our stockholders. As of March 31, 2008, we had an aggregate of $94,500 of principal outstanding under such loans.

During 2007, we entered into two loan agreements. One of the loan agreements evidenced a $16,000 loan from an entity owned by certain of our stockholders, and the other loan agreement evidenced an $8,000 loan from one of the stockholders. Both loan agreements provide that any amounts outstanding under the loan will accrue interest at the rate of 10% per year computed on actual days outstanding in a 365-day year. The $16,000 loan and the related accrued interest became due and payable in September 2007. The $8,000 loan and the related accrued interest became due and payable in October 2007. As of May 14, 2008, these loans remain unpaid. Each of the lenders under these loan agreements has agreed to waive any events of default under these loan agreement occurring as a result of our failure to pay the respective principal and related accrued interest in full at the time such amounts originally became due.

In September 2007, we entered into two separate loan agreements, each evidencing a $23,500 loan from a separate stockholder of the Company. In October 2007, we entered into a loan agreement evidencing an additional $23,500 loan from a stockholder of the Company. Amounts outstanding under each of these loans accrue interest at the rate of 8.25% per year computed on actual days outstanding in a 360-day year. Each of these loans is due on the earlier of one year from the date of the loan or on our completion of an offering of securities for gross proceeds exceeding $2,000,000. After the occurrence of an event of default under any of these loans, which in each case would include upon our failure to pay the entire principal amount of the loan when due and payable, interest would accrue at an annual rate of 18%.

We would be unable to fully repay our current obligations through our existing assets or cash. In order to acquire additional funding, we may be required to incur additional loans from stockholders or otherwise or to issue shares of our common stock, which will dilute the interest of current stockholders. We additionally may pursue additional financing through traditional bank financing or a debt or equity offering. Because we have no historical revenues, we may be unsuccessful in obtaining any such financing on favorable terms, if at all. In the event that we do not receive financing or our financing is inadequate, we may have to significantly reduce or eliminate our operating activities so as to reduce operating costs.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required

ITEM 4.CONTROLS AND PROCEDURES

  CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarter ended March 31, 2008.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the officers and director, the Company is not a party to any legal proceeding or litigation. From time to time, lawsuits and claims may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits, may be determined adversely to us. The resolution in any quarter of one or more of these future matters may have a material adverse effect on our results of operations for that period.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1 of our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, which could materially affect our financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our future financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The disclosure presented under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.EXHIBITS

    Exhibit                             Description
  ------------   ---------------------------------------------------------------
*    3.1         Certificate of  Incorporation,  as filed with the Delaware
                 Secretary of State on May 26, 2005.

*    3.2         By-Laws.

    10.1 Promissory Note issued by Black Nickel Acquisition Corp. II to PEF Advisors, LLC., dated March 5, 2007.

    10.2 Promissory Note issued by Black Nickel Acquisition Corp. II to Robert Prag, dated April 27, 2007.

    31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10- Q for the quarter ended March 31, 2008.

    31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10- Q for the quarter ended March 31, 2008.

    32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

   * Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the SEC on January 12, 2006, and incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Liberator BDC, Inc.



          Date:  May 15, 2008  By:     /s/ Edward J. Wegel
                                       -------------------------------
                                       Edward J. Wegel
                                       Chief Executive Officer (Principal
                                       Executive Officer, Principal Financial
                                       Officer and Principal Accounting Officer)