Form 10-Q
period 2008-06-30
Liberator BDC Inc.
filed 2008-08-14
CIK 1329549

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

                   For the quarterly period ended June 30, 2008
                                        or
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer |_|                   Accelerated filer |_|

     Non-accelerated filer |_|                     Smaller reporting company |X|
     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     As of July 31, 2008, Liberator BDC, Inc. had 3,544,117 shares of common stock outstanding.

================================================================================

                               LIBERATOR BDC, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                          Page
--------------------------------------------------------------------------------

 PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements
              Balance Sheets as of June 30, 2008 (unaudited) and
                December 31, 2007 .......................................   2
              Statements of Operations for the three and six months
                ended June 30, 2008 and 2007 (unaudited) ................   3
              Statements of Changes in Stockholders' Equity (Deficiency)
                for the Cumulative Period from May 26, 2005 (Inception)
                through June 30, 2008 (unaudited) .......................   4
              Statements of Cash Flows for the six months ended June 30,
                2008 and 2007 (unaudited) ...............................   5
              Notes to Financial Statements (unaudited) .................   6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................   9

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..  10

   ITEM 4.  Controls and Procedures .....................................  10

 PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings ...........................................  10

   ITEM 1A. Risk Factors ................................................  11

   ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds .  11

   ITEM 3.  Defaults Upon Senior Securities .............................  11

   ITEM 4.  Submission of Matters to a Vote of Security Holders .........  11

   ITEM 5.  Other Information ...........................................  11

   ITEM 6.  Exhibits ....................................................  11

              Signature Page
              Exhibit 31.1
              Exhibit 31.2
              Exhibit 32.1
--------------------------------------------------------------------------------

                                   LIBERATOR BDC, INC.
                                     BALANCE SHEETS
                                       (unaudited)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2008            2007
---------------------------------------------------------------------------   --------------
                                                                (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
   Cash                                                          $  8,055       $ 41,526
   Accounts receivable                                              7,500             --
   Investments, at market                                          27,500             --
   Prepaid assets                                                      --          5,926
                                                                -----------   --------------
      Total current assets                                         43,055         47,452

Property and equipment, net of accumulated
  depreciation of $280 and $40, respectively                        2,121          2,361
                                                                -----------   --------------
      Total assets                                               $ 45,176       $ 49,813
                                                                ===========    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                                              $ 19,909       $ 11,676
   Notes payable - related parties                                 94,500         94,500
   Accrued legal expenses                                         100,000
   Other accrued Expenses                                          13,055         15,062
                                                                -----------   --------------
      Total current liabilities                                   227,464        121,238
                                                                -----------   --------------

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.0001 par value; 10,000,000 shares
     authorized; no shares issued                                      --             --
   Common stock, $.0001 par value; 75,000,000 shares
     authorized; 3,544,117 shares issued and outstanding              354            354
   Additional paid-in capital                                     119,158        119,158
   Accumulated deficit                                           (301,800)      (190,937)
                                                                -----------   --------------
      Total stockholders' deficiency                             (182,288)       (71,425)
                                                                -----------   --------------
      Total liabilities and stockholders' deficiency             $ 45,176       $ 49,813
                                                                ===========   ==============


        SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS.

                                       LIBERATOR BDC, INC.
                                    STATEMENTS OF OPERATIONS
                                           (unaudited)

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                   --------------------------    ------------------------
                                       2008           2007          2008          2007
                                   ------------   -----------    -----------   ----------
Revenue - fee income               $    52,500    $       --     $   52,500    $      --
Expenses:
  General and administrative           120,482         7,225        141,762       17,981
                                   ------------   -----------    -----------   ----------
Loss before other expenses             (67,982)       (7,225)       (89,262)     (17,981)

Other expenses:
  Unrealized losses on
    investments                         17,500            --         17,500           --
  Interest                               2,049           541          4,101          655
                                   ------------   -----------    -----------   ----------

Net loss                           $   (87,531)   $   (7,766)    $ (110,863)   $ (18,636)

                                   ============   ===========    ===========   ==========

Basic and diluted loss per share   $      (.02)   $     (.01)    $     (.03)   $    (.01)
                                   ============   ===========    ===========   ==========

Basic and diluted weighted
  average number of common
  shares outstanding                 3,544,117     1,507,582      3,544,117    1,503,812
                                   ============   ===========    ===========   ==========



        SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS.

                                               LIBERATOR BDC, INC.
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                           Preferred Stock          Common Stock          Additional
                         -------------------     -------------------       Paid-in       Accumulated
                          Shares     Amount       Shares     Amount        Capital         Deficit        Total
                         --------   --------     --------   --------     ------------   --------------  ----------
Balance, May 26, 2005         --     $   --            --    $   --       $       --     $         --    $     --

  Issuance of common
    stock on June 24,
    2005                      --         --     1,500,000       150           49,850               --      50,000
  Net loss                    --         --            --        --               --          (17,833)    (17,833)
                         --------   --------   ----------   --------     ------------   --------------  ----------
Balance, December 31,
   2005                       --         --     1,500,000       150           49,850          (17,833)     32,167

  Net loss                    --         --            --        --               --          (34,462)    (34,462)
                         --------   --------   ----------   --------     ------------   --------------  ----------
Balance, December 31,
   2006                       --         --     1,500,000       150           49,850          (52,295)     (2,295)

  Issuance of common
     stock                    --         --     2,044,117       204           31,208               --      31,412
  Compensatory charge         --         --            --        --           38,100               --      38,100

  Net loss                    --         --            --        --               --         (138,642)   (138,642)
                         --------   --------   ----------   --------     ------------   --------------  ----------
Balance, December 31,
   2007                       --         --     3,544,117       354          119,158         (190,937)    (71,425)

  Net loss
  (unaudited)                 --         --            --        --               --         (110,863)   (110,863)
                         --------   --------   ----------   --------     ------------   --------------  ----------
Balance, June 30,
  2008 (unaudited)            --     $   --     3,544,117   $   354         $119,158     $   (301,800)  $(182,288)
                         ========   ========   ==========   ========     ============   ==============  ==========




        SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS.

                                      LIBERATOR BDC, INC.
                                    STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------------
                                                                   2008                2007
                                                            -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (110,863)         $  (18,636)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                       240                  --
    Change in operating assets and liabilities:
      Increase in accounts receivable                              (7,500)                  --
      Increase in investments                                     (27,500)                  --
      Decrease (increase) in prepaid expenses                        5,926             (3,750)
      Decrease in accounts payable and accrued expenses            106,226                  74
                                                            -----------------    ----------------
      Net cash used in operating activities                       (33,471)            (22,312)
                                                            -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties                           --              24,000
Proceeds from sales of common stock                                     --               1,500
                                                            -----------------    ----------------
      Net cash provided by financing activities                         --              25,500
                                                            -----------------    ----------------

Net increase (decrease) in cash and cash equivalents              (33,471)               3,188
Cash and cash equivalents at the beginning of period                41,526               3,155
                                                            -----------------    ----------------
Cash and cash equivalents at the end of period                $      8,055       $       6,343
                                                            =================    ================



        SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS.

                               LIBERATOR BDC, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.  ORGANIZATION, BUSINESS AND OPERATIONS

Black Nickel Acquisition Corp. II ("Black Nickel") was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Stamford, Connecticut. On November 28, 2007, Black Nickel purchased 100 shares of common stock of Liberator BDC Inc. ("Liberator") for $1. As a result, Liberator became a wholly-owned subsidiary of Black Nickel. On November 29, 2007, the Board of Directors of Black Nickel approved and authorized that Liberator would be merged with and into Black Nickel, with Black Nickel as the surviving corporation of the merger. In connection with the merger, Black Nickel adopted Liberator's corporate name. On December 4, 2007, Black Nickel's name was changed to Liberator BDC Inc. (the "Company").

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

The Company was formed on May 26, 2005 and was in the development stage through March 31, 2008. The year 2008 is the first year during which it is considered an operating company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended June 30, 2008 of $301,800. In addition, the Company's activities since inception have been financially sustained through equity and debt financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plan to raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading MANAGEMENT'S DISCUSSION AND ANALYSIS should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-KSB for December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. Current assets except for investments and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity. Investments are carried at market. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

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

The Company has approximately $117,000 in gross deferred tax assets at June 30, 2008 resulting from deferred start-up costs which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, an increase of $43,000 for 2008. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company's start-up costs for tax purposes.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 157.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 159.

4.  NOTES PAYABLE

In March and April 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loan accrue interest at 10% per year computed on actual days outstanding in a 365 day year. On September 5, 2007, the $16,000 loan and the related accrued interest was due. The $8,000 loan and the related accrued interest was due on October 27, 2007. As of August 14, 2008, these loans remain unpaid.

                               LIBERATOR BDC, INC.
                 NOTES TO UNAUDTIED INTERIM FINANCIAL STATEMENTS


On September 28, 2007, the Company entered into two separate loan agreements of $23,500 each with two stockholders of the Company. On October 12, 2007, the Company entered into a separate loan agreement of $23,500, with a stockholder of the Company. Amounts outstanding under these loans accrue interest at the rate of 8.25% per year computed on actual days outstanding in a 360 day year. These loans are due on the earlier of one year from issuance or on the completion of a security offering with gross proceeds exceeding $2,000,000.

As of June 30, 2008, accrued expenses include accrued interest on the notes payable - related parties of $7,410.

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

BACKGROUND

We are a specialty finance company that provides customized financing to lower and middle market companies within the defense, aerospace and homeland defense industries, as well as technology or biotechnology companies that are producing technologies that have a market within any of these industries, located throughout the United States and, in some cases, abroad. We intend to invest primarily in senior and subordinated debt securities of our portfolio companies secured by first- or second-lien security interests on the portfolio company's assets, coupled with equity interests.

Our shares are not listed on any exchange or quoted on the OTC Bulletin Board. We have no material assets or liabilities. On January 7, 2008, we filed an election to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As a result, we are subject to the requirements under the 1940 Act applicable to BDCs.

Previously, we were known as Black Nickel Acquisition Corp. II, a development stage enterprise with no operations and only minimal capitalization.

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

RESULTS OF OPERATIONS

We were formed on May 26, 2005 and were in the development stage through March 31, 2008. The year 2008 is the first year during which we are considered an operating company. Our operations since inception have consisted primarily of our efforts to raise capital and locate investment opportunities. We have not generated any revenue since our inception, and it is unlikely that we will have any revenues unless we are able to commence successful investment opportunities, of which there can be no assurance.

REVENUES

For the three and six months ended June 30, 2008, revenues were $52,500, compared to no revenues received in the three and six months ended June 30, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2008, general and administrative expenses were $120,482, compared to $7,225 for the three months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expenses were $141,762, compared to $17,981 for the six months ended June 30, 2007. The increase in general and administrative expenses was due primarily to increased legal expenses.

UNREALIZED LOSSES ON INVESTMENTS

We had unrealized losses on investments of $17,500 in the three- and six-month periods ended June 30, 2008, compared to no unrealized losses on investments during the three- and six-month periods ended June 30, 2007.

INTEREST EXPENSES

For the three months ended June 30, 2008, we incurred interest expenses of $2,049, compared to interest expenses of $541 in the three months ended June 30, 2007. For the six months ended June 30, 2008, we incurred interest expenses of $4,101, compared to interest expenses of $655 in the six months ended June 30, 2007. Interest expense increased primarily as a result of additional loans received by the Company in September 2007 and October 2007.

NET LOSS

For the three months ended June 30, 2008, we had a net loss of $87,531, compared to a net loss of $7,766 for the three months ended June 30, 2007. For the six months ended June 30, 2008, we had a net loss of $110,863, compared to a net loss of $18,636 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $33,471 in the six months ended June 30, 2007, compared to $22,312 in the six months ended June 30, 2008. The difference was due primarily to the increases in general and administrative expenses, accounts receivable and investments, partially offset by increases in depreciation, prepaid expenses and accounts payable and accrued expenses. We had $27,500 of investments at June 30, 2008, compared to no investments at June 30, 2007. There were no cash flows from investing activities in either the six-month period ended June 30, 2008 or the six-month period ended June 30, 2007. There were no cash flows from financing activities in the six months ended June 30, 2008, compared to cash provided by financing activities of $25,500 in the six months ended June 30, 2007. The difference in cash flows from financing activities is due to the receipt of $24,000 in loans and $1,500 from sales of common stock in the six months ended June 30, 2007, compared to no loans received or sales of common stock in the six months ended June 30, 2008.

Since our inception, we have funded our cash operating requirements through the sale of our common stock and loans from our stockholders and an entity affiliated with certain of our stockholders. As of June 30, 2008, we had an aggregate of $94,500 of principal outstanding under such loans.

During 2007, we entered into two loan agreements. One of the loan agreements evidenced a $16,000 loan from an entity owned by certain of our stockholders, and the other loan agreement evidenced an $8,000 loan from one of the stockholders. Both loan agreements provide that any amounts outstanding under the loan will accrue interest at the rate of 10% per year computed on actual days outstanding in a 365-day year. The $16,000 loan and the related accrued interest became due and payable in September 2007. The $8,000 loan and the related accrued interest became due and payable in October 2007. As of August 13, 2008, these loans remain unpaid. Each of the lenders under these loan agreements has agreed to waive any events of default under these loan agreements occurring as a result of our failure to pay the respective principal and related accrued interest in full at the time such amounts originally became due.

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

CONSULTING AGREEMENT

In April 2008, we entered into a Consulting Agreement (the "HealthSport Agreement") with HealthSport, Inc. ("HealthSport"). Pursuant to the HealthSport Agreement, we have agreed to provide HealthSport during the term of the HealthSport Agreement with certain deal sourcing and managerial assistance. Under the HealthSport Agreement, we receive a monthly consulting fee and a 5% commission on all HealthSport sales in excess of $500,000 over the first three years of the Consulting Agreement through our efforts. Upon execution of the HealthSport Agreement, we were issued 125,000 shares of HealthSport common stock; we are entitled to an additional 125,000 shares of HealthSport common stock in the event that HealthSport is successful in receiving a contract from any branch of the government. The HealthSport Agreement will continue for one year following its execution, unless terminated earlier by one or both of the parties. Either party may terminate the HealthSport Agreement upon 90 days' prior notice to the other, although either HealthSport or the Company may terminate the agreement with less notice in the event of a material breach of the agreement by the other party.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required

ITEM 4. CONTROLS AND PROCEDURES

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarter ended June 30, 2008.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the officer and directors, the Company is not a party to any legal proceeding or litigation. From time to time, lawsuits and claims may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits, may be determined adversely to us. The resolution in any quarter of one or more of these future matters may have a material adverse effect on our results of operations for that period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

      Exhibit                              Description
    -----------    -------------------------------------------------------------
*         3.1       Certificate of Incorporation, as filed with the Delaware
                    Secretary of State on May 26, 2005.

*         3.2       By-Laws.

         31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10- Q for the quarter ended June 30, 2008.

         31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10- Q for the quarter ended June 30, 2008.

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


                                              Liberator BDC, Inc.



            Date:  August 14, 2008       By:  /s/ Edward J. Wegel
                                              --------------------------------
                                              Edward J. Wegel
                                              Chief Executive Officer (Principal
                                              Executive Officer, Principal
                                              Financial Officer and Principal
                                              Accounting Officer)